Form 10-K
period 2022-03-31
Capitalworks Emerging Markets Acquisition Corp
filed 2022-07-15
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission File Number: 001-41108

Capitalworks Emerging Markets Acquisition Corp

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-1598114
(State or Other Jurisdiction of Incorporation or Organization	(I.R.S. Employer Identification No.)

353 Lexington Avenue, Suite 502 New York, New York	10016
(Address of Principal Executive Offices)	(Zip Code)

(646) 202-1838

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant	CMCAU	The Nasdaq Stock Market LLC
Class A ordinary shares, par value $0.0001 per share	CMCA	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	CMCAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

The registrant was not a public company at September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting shareholders’ equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Global Market (“Nasdaq”) on December 1, 2021 and the registrant’s Class A ordinary shares, par value $0.0001 (the “Class A Ordinary Shares”) and warrants began separate trading on Nasdaq on January 21, 2022. The aggregate market value of the ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at March 31, 2022, computed by reference to the closing price of the Class A Ordinary Shares reported on Nasdaq on such date, was $285,775,000.

As of July 13, 2022, there were 23,000,000 Class A Ordinary Shares, par value $0.0001, issued and outstanding, and 5,750,000 Class B ordinary shares, $0.0001 par value, issued and outstanding.

Documents Incorporated by Reference: None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “Annual Report”) includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. Forward-looking statements in this Annual Report may include, for example, statements about:

●	our being a company with no operating history and no operating revenues;

●	our ability to select an appropriate target business or businesses;

●	our ability to complete a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”);

●	our expectations around the performance of the prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination;

●	our potential ability to obtain additional financing to complete our Initial Business Combination;

●	our pool of prospective target businesses;

●	the adverse impacts of the COVID-19 outbreak and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) on our ability to consummate an Initial Business Combination;

●	the ability of our officers and directors to generate a number of potential acquisition opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

●	the trust account not being subject to claims of third parties;

●	our financial performance;

●	our compliance with all laws, rules, regulations, and requirements that affect our business, including those related to our obligations under the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”); and

●	the other risks and uncertainties discussed in “Item 1A. Risk Factors” and elsewhere in this Annual Report.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References in this Annual Report to “we,” “us” or the “Company” refer to Capitalworks Emerging Markets Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CEMAC Sponsor LP, a Cayman Islands exempted limited partnership.

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an Initial Business Combination. Our Sponsor is CEMAC Sponsor LP, a Cayman Islands exempted limited partnership.

While we may pursue an acquisition opportunity in any industry or sector (other than as set forth herein), we are focusing our search on high-growth companies operating in select emerging markets (excluding China), with the ability to replicate their business models sustainably across other emerging markets or translate their products, services or technologies to developed markets. Sectors of particular interest include consumer and consumer technology, financial and business services, healthcare, and technology, media and telecom, or TMT. Our management team has deep investment and operational experience in these sectors. We will not pursue or consummate an Initial Business Combination with a target (i) whose business activities can be shown to be supporting and facilitating the Sudanese government in its continuing sponsorship of genocidal actions and human rights violations in Darfur and/or is “scrutinized” by the EIRIS Conflict Risk Network in its Sudan Company Report, (ii) that manufactures tobacco products, in each case at the time of our Initial Business Combination or (iii) that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Our Chief Executive Officer, Chief Financial Officer and Senior Advisor have over 60 years of combined experience, including investment origination and diligence, and investment and operating management, of private and public corporations across global emerging markets. Our Chief Executive Officer, Roberta Brzezinski, and Senior Advisor, Olivia Ouyang, are World Bank Group alumnae and prominent emerging markets private equity investors, with investment experience in Asia, Central Europe and Latin America. Over the past 23 years, Mses. Brzezinski and Ouyang have acted in a principal capacity or had executive responsibility for over $5 billion in assets under management across 44 distinct private equity investments in emerging markets companies and funds, with a return on capital, from the day of investment to the exit date, of 2.6x (on average) on exited private equity investments. These investments include, among others, Coway and JD.com (Asia), Masterlease (Central Europe) and Sura Asset Management (Latin America). Our Chief Financial Officer, Herman G. Kotzé, is the former Chief Executive Officer and Chief Financial Officer of a Nasdaq-listed company. These individuals are supported by our independent directors and Advisory Committee, each comprised of individuals with deep emerging markets experience.

We have reviewed, and continue to review, a number of opportunities to enter into an Initial Business Combination, but we are not able to determine at this time whether we will complete an Initial Business Combination with any of the target businesses that we have reviewed or with any other target business. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934, as amended (the “Exchange Act”), because we have no operations and nominal assets consisting almost entirely of cash.

The registration statement for our initial public offering (the “IPO” or the “Initial Public Offering”) was declared effective on November 30, 2021 (the “Effective Date”). On December 3, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2021, the underwriters exercised the over-allotment option (the “Over-Allotment”) and purchased an additional 3,000,000 Units (the “Over-Allotment Units”) generating additional gross proceeds of $30,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” or “Public Shares”) and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (the “Public Warrants”).

Simultaneously with the closing of the IPO, we consummated the private sale (the “Private Placement”) of an aggregate of 10,500,000 warrants (the “IPO Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,500,000. Also, in connection with the exercise of the Over-Allotment, the Sponsor purchased an additional 1,200,000 warrants (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants” and the Private Placement Warrants together with the Public Warrants, the “Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds of $1,200,000.

Following the closing of the IPO on December 3, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO (including the Over-Allotment Units) and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of March 31, 2022, there was $234,616,409 in securities held in the Trust Account, which includes interest income of $16,409. As of March 31, 2022, $969,261 of cash was held outside the Trust Account, available for working capital needs. We are a Cayman Islands exempted company and are presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

We will have until March 3, 2023 to consummate our Initial Business Combination, with an automatic three-month extension if we have signed a definitive agreement with respect to our Initial Business Combination within such 15-month period. If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months and are not entitled to an automatic extension, we may, by resolution of our board if requested by the Sponsor, extend the period of time to consummate our Initial Business Combination by an additional three months (for a total of up to 18 months to complete our Initial Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with an automatic or paid extension as described above, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on November 30, 2021, in order to extend the time available for us to consummate our Initial Business Combination in connection with a paid extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our Initial Business Combination. If we complete our Initial Business Combination, we would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete our Initial Business Combination, we would not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete our Initial Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination. However, if we have not completed our Initial Business Combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Our Forward Purchase Agreement and Committed Capital

We have entered into a Forward Purchase Agreement (the “Forward Purchase Agreement”) with Camber Base, LLC, an affiliate of Brown University (the “Forward Purchase Investor”) pursuant to which the Forward Purchase Investor or a subsidiary or affiliate thereof, as determined by the Forward Purchase Investor (the “Forward Purchaser”) will purchase $20.0 million of Units (the “Forward Purchase Units”) consisting of one Class A Ordinary Share (“Forward Purchase Shares”) and one-half of one Warrant (the “Forward Purchase Warrants” and together with the Forward Purchase Units and the Forward Purchase Shares, the “Forward Purchase Securities”) for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination.

We believe our ability to complete our Initial Business Combination is enhanced by the certainty associated with entering into the Forward Purchase Agreement.

The Forward Purchase Investor has agreed that the Forward Purchaser will not redeem any Class A Ordinary Shares held by it in connection with the Initial Business Combination Each whole Forward Purchase Warrant is exercisable to purchase one Class A

Ordinary Share at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Public Units sold in the IPO (including the Over-Allotment Units), except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights and the Forward Purchase Units will consist of only one-half of one Forward Purchase Warrant. The purchase of the Forward Purchase Units and the Forward Purchase Warrants will be made regardless of whether any of our Class A Ordinary Shares are redeemed by our public shareholders and are intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of Forward Purchase Units and the Forward Purchase Warrants may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company.

Sponsor Overview

Capitalworks

The Sponsor is an affiliate of Capitalworks Investment Partners International Limited and its affiliates, including Capitalworks Emerging Markets (collectively, “Capitalworks”), a leading emerging markets multi-strategy private equity manager with a successful 13-year track record of investing in emerging markets companies across several investment verticals. Since its founding in 2006, Capitalworks has increased its assets under management from $245 million in 2008 to over $1 billion in 2020, and the number of Capitalworks investment professionals has grown from eight to 39, with over 160 years of collective investment experience in emerging markets. Capitalworks currently invests through seven alternative investment strategies, all focused on emerging markets.

Ms. Brzezinski and Mr. Kotzé are senior executives of Capitalworks, and Ms. Brzezinski leads the firm’s global practice for growth equity investments across the middle-income markets of Asia, Central Europe and Latin America. They and Ms. Ouyang maintain deep relationships with leading businesspeople, private equity fund managers, entrepreneurs and management teams across the emerging markets, as well as with leading local and international financial institutions, driving Capitalworks’ proprietary access to investment opportunities. In connection with our Initial Business Combination, we intend to leverage the perspective, partnership approach, patience, discipline, strategic input, operational support and track record of value creation that our senior team has developed over decades of investing in and building businesses across the emerging markets.

Camber Base, LLC

The Sponsor is supported by Camber Base, LLC, an affiliate of the Brown University endowment. The Brown University endowment refers to the collection of endowed gifts from generous supporters of Brown University, a research and teaching university based in Providence, RI. These gifts, designated by purpose by the benefactors, provide a long-term financial resource for the university’s research initiatives and educational mission. The largest use of these funds is financial aid for undergraduate students.

The endowment is managed as a single investment pool by a team of professional investors with oversight from the governing body of the university. We expect that investment professionals and advisors from the Brown University endowment, as well as university administrators and academic professionals to the extent relevant, may provide guidance to our management team throughout the process of identifying and selecting a target company for our Initial Business Combination. Camber Base, LLC has appointed two members to our Advisory Committee.

Information regarding Capitalworks and Camber Base, LLC is not a guarantee that our performance will be successful. See “Risk Factors-General Risk Factors-Past performance by Capitalworks, members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.”

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination using cash from the proceeds of the IPO (including the Over-Allotment) and the Private Placement, the sale of the Forward Purchase Securities, our shares (other backstop agreements we may enter into), securities, debt or a combination of cash, equity and debt. We may seek to complete our Initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses. If our Initial Business Combination is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or the redemption of our Public

Shares, we may use the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction Company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

While we may pursue an acquisition opportunity in any industry or sector (other than as set forth herein), we are focusing our search on high-growth companies operating in select emerging markets, with the ability to replicate their business models sustainably across other emerging markets or translate their products, services or technologies to developed markets. Accordingly, there is no current basis for investors in the IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete our Initial Business Combination. Although our management will assess the risks inherent in a particular target business with which we may combine, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO (including the Over-Allotment) and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to private placement agreements or backstop agreements we may enter into. At this time, other than the Forward Purchase Agreement providing for certain Forward Purchase Units to Camber Base, LLC in a private placement to occur substantially concurrently with the closing of our Initial Business Combination, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of the Sponsor or our executive officers, directors or shareholders are required to provide any financing to us in connection with or after our Initial Business Combination.

We will not pursue or consummate an Initial Business Combination with a target (i) whose business activities can be shown to be supporting and facilitating the Sudanese government in its continuing sponsorship of genocidal actions and human rights violations in Darfur and/or is “scrutinized” by the EIRIS Conflict Risk Network in its Sudan Company Report, (ii) that manufactures tobacco products, in each case at the time of our Initial Business Combination or (iii) that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Sources of Target Businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other members of the technology community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus for our IPO and this Annual Report and know what types of businesses we are targeting. Our management team and Capitalworks, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our executive officers and directors.

While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of a finder’s fee is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our Sponsor or any of our existing executive officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation by the Company prior to, or for any services they render in order to effectuate, the completion of our Initial Business Combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor or members of our management team, or completing such Initial Business Combination through a joint venture or other form of shared ownership with our Sponsor or members of our management team. In the event we seek to complete an Initial Business Combination with a target that is affiliated with our Sponsor or members of our management team, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such Initial Business Combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

Nasdaq rules require that we must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our board of directors will make the determination as to the fair market value of our Initial Business Combination. If our board of directors is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our board of directors will be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors.

We anticipate structuring our Initial Business Combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our Initial Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but we will only complete such Initial Business Combination if the post transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the Initial Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the Initial Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our Initial Business Combination could own less than a majority of our issued and outstanding shares subsequent to our Initial Business Combination.

If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% of net assets test described above. If the Initial Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

In evaluating a prospective target business, we expect to conduct a due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, clinical, scientific, IP, legal and other information which will be made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Initial Business Combination transaction.

The time required to select and evaluate a target business and to structure and complete our Initial Business Combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our Initial Business Combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our Initial Business Combination.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets for our Initial Business Combination. We will leverage these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our Initial Business Combination with a target that does not meet these criteria and guidelines. We intend to acquire a target business in the $800 million-plus or greater enterprise value range.

We intend to seek target businesses with the following characteristics:

●	Positive top-line growth and profitability and/or experiencing secular tailwinds.

●	Strong or leading market positions.

●	Opportunities for growth and scale across countries and regions.

●	Consistent operating performance.

●	Best-in-class governance and structuring with a high degree of transparency.

●	Defensible and established business models with sustainable competitive advantage.

●	Multi-pronged growth strategy to capture large addressable market.

●	At-scale with track records of execution supporting an Initial Public Offering.

●	Not reliant on financial leverage to generate returns.

●	Poised to benefit from Capitalworks’ industry network, operational expertise and financing experience.

●	High barriers to entry.

●	Capable and passionate management teams.

●	Attractive risk-return profile and compelling value proposition.

We currently believe that there are more than one hundred companies that meet our acquisition criteria. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant, although we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Acquisition Process

In evaluating a prospective target business, we expect to conduct a rigorous due diligence review of issues that we deem important to validating a company’s business quality and assessing growth and value creation opportunities, allowing our management team to price returns relative to potential risks appropriately. This review may encompass, among other things, research related to the company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site visits and a review of financial and other information which will be made available to us. Our approach to the acquisition process will be centered around leveraging the existing network and knowledge base of Capitalworks, across its integrated platform and our management team’s operational and capital allocation expertise to target high-quality, established and scalable businesses where we see multiple opportunities for continued organic and strategic growth.

Past experience or performance of Capitalworks, members of our management team or their respective affiliates is not a guarantee of either (1) our ability to successfully identify a suitable candidate for our Initial Business Combination and execute a transaction; or (2) success with respect to any business combination that we may consummate. You should not rely on the historical record of Capitalworks, members of our management team or their respective affiliates as indicative of our future performance of an investment in our Company or the returns our Company will, or is likely to, generate going forward. See “Risk Factors-General Risk Factors-Past performance by Capitalworks, members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.”

Lack of Business Diversification

For an indefinite period of time after the completion of our Initial Business Combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Initial Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Initial Business Combination, and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our Initial Business Combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our Initial Business Combination. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our Initial Business Combination if, for example:

●	We issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then-outstanding (other than in a public offering);
●	Any of our directors, executive officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest earned on the trust account (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or
●	The issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

The Companies Act and Cayman Islands law do not currently require, and we are not aware of any other applicable law that will require, shareholder approval of our Initial Business Combination.

Permitted Purchases and Other Transactions with Respect to Our Securities

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their respective affiliates may purchase shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. There is no limit on the number of shares our Sponsor, directors, executive officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, executive officers, advisors or their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Initial Business Combination or not redeem their Public Shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or Public Warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act.

In the event that our Sponsor, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. The purpose of any such transaction could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our Sponsor, executive officers, directors, advisors and/or their respective affiliates anticipate that they may identify the shareholders with whom our Sponsor, executive officers, directors, advisors or their respective affiliates may pursue privately negotiated transactions by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders (in the case of Class A Ordinary Shares) following our mailing of tender offer or proxy materials in connection with our Initial Business Combination. To the extent that our Sponsor, executive officers, directors, advisors or their respective affiliates enter into a private transaction, they would identify and contact only potential selling or redeeming shareholders who have expressed their election to redeem their shares for a pro rata share of the Trust Account or vote against our Initial Business Combination, whether or not such shareholder has already submitted a proxy with respect to our Initial Business Combination but only if such shares have not already been voted at the general meeting related to our Initial Business Combination. Our Sponsor, executive officers, directors, advisors or any of their respective affiliates will select which shareholders to purchase shares from based on a negotiated price and number of shares and any other factors that they may deem relevant, and will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws. Our Sponsor, executive officers, directors and/or their affiliates will not make purchases of shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. The amount in the Trust Account at such time is anticipated to be $10.20 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, Private Placement Warrants and any Public Shares they may hold in connection with the completion of our Initial Business Combination.

Limitations on Redemptions

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of deferred underwriters’ commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our Initial Business Combination either (i) in connection with a general meeting called to approve the Initial Business Combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Initial Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our Company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. If we structure an Initial Business Combination with a target company in a manner that requires shareholder approval, we will not have discretion as to whether to seek a shareholder vote to approve the proposed Initial Business Combination. We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirements, or we choose to seek shareholder approval for business or other reasons. So long as we maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

●	file tender offer documents with the SEC prior to completing our Initial Business Combination which contain substantially the same financial and other information about the Initial Business Combination and the redemption rights as is required under Regulation 14A under the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our Initial Business Combination, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market if we elect to redeem our Public Shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any Public Shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other reasons, we will, pursuant to our amended and restated memorandum and articles of association:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A under the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

In the event that we seek shareholder approval of our Initial Business Combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the Initial Business Combination.

If we seek shareholder approval, we will complete our Initial Business Combination only if it is approved by ordinary resolution. A quorum for such meeting will consist of the holders present in person or by proxy of the outstanding shares the Company representing one-half (1/2) of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Our initial shareholders will count toward this quorum and pursuant to the letter agreement, our initial shareholders have agreed to vote their founder shares and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding ordinary shares voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.50% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 Public Shares sold in the IPO to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. In addition, pursuant to the terms of the Forward Purchase Agreement, Camber Base, LLC has agreed that it shall vote any shares purchased during or after the IPO, in favor of our Initial Business Combination. These quorums and voting thresholds, and the voting agreements of our initial shareholders, may make it more likely that we will consummate our Initial Business Combination. Each public shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Shareholder Approval

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of deferred underwriters’ commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Upon the public announcement of our Initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act. We intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming public shareholders, which could delay redemptions and result in additional administrative cost. If the proposed Initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by public shareholders who elected to redeem their shares. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an Initial Business Combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our Public Shares electing to redeem their shares will be distributed promptly after the completion of our Initial Business Combination.

If our Initial Business Combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates (if any) delivered by public holders who elected to redeem their shares.

If our proposed Initial Business Combination is not completed, we may continue to try to complete a business combination with a different target until 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our amended and restated memorandum and articles of association provide that we will have only 15 months from the closing of the IPO to complete our Initial Business Combination (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended). If we are unable to complete our Initial Business Combination within such 15-month period (or 18-month period if such period is extended), we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay liquidation expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our Initial Business Combination within the 15-month time period (or 18-month time period if the period of time to consummate the Initial Business Combination is extended).

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Facilities

We currently maintain our executive offices at 353 Lexington Avenue, Suite 502, New York, NY 10016.

Employees

We currently have two executive officers, one senior advisor and a junior staffer. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our Initial Business Combination and the stage of the business combination process we are in.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the SEC on a regular basis, and are required to disclose certain material events in a Current Report on Form 8-K. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our website is located at https://cemac.online/ and our investor relations website is located at https://cemac.online/investor_resources. We provide a link through our investor relations website to the section of the SEC’s website at www.sec.gov., that has all of the reports that we file or furnish with the SEC.

Further, corporate governance information, including our code of ethics, audit committee charter and compensation committee charter, is also available on our investor relations website. The contents of our websites are not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC, and any references to our websites are intended to be inactive textual references only.

Item 1A. Risk Factors.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making an investment decision with respect to our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results.

Risk Factor Summary

●	We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our Initial Business Combination, our Sponsor and each member of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.
●	In evaluating a prospective target business for our Initial Business Combination, our management will rely on the availability of all of the funds from the sale of the Forward Purchase Securities to be used as part of the consideration to the sellers in the Initial Business Combination. If the sale of the Forward Purchase Securities fails to close for any reason, we may lack sufficient funds to complete our Initial Business Combination.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we complete our Initial Business Combination within 15 months after the closing of the IPO (or 18 months after the closing of the IPO if the period of time to consummate a business combination is extended) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our liquidation deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.
●	Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the COVID-19 pandemic and the status of debt and equity markets.
●	Our ability to identify a target and to consummate an Initial Business Combination may be adversely affected by uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.
●	As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.
●	If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A ordinary shares.
●	If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such shares may not be redeemed.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
●	You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our Warrants will expire worthless.
●	If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least 15 months following the IPO (or 18 months following the IPO if the period of time to consummate a business combination is extended), it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.
●	If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the Public Shares, you will lose the ability to redeem all such shares in excess of 15% of the Public Shares.
●	If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.
●	We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.
●	We may reincorporate in another jurisdiction in connection with our Initial Business Combination and such reincorporation may result in taxes imposed on shareholders or warrant holders.
●	An investment in us may result in uncertain U.S. federal income tax consequences.
●	We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.
●	The executive officers and directors of an Initial Business Combination candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.
●	Past performance by Capitalworks, members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

Risks Relating to Our Search for, and Consummation of or Inability to Consummate, a Business Combination

We are a recently formed blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed blank check company incorporated under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Initial Business Combination. We have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our Initial Business Combination. If we fail to complete our Initial Business Combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed Initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our Initial Business Combination even though a majority of our public shareholders do not support such a combination.

Under certain specific circumstances, we may choose not to hold a shareholder vote to approve our Initial Business Combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our founder shares will participate in the vote on such approval. Accordingly, we may complete our Initial Business Combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to affect the investment decision regarding a potential Initial Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you will not be provided with an opportunity to evaluate the specific merits or risks of our Initial Business Combination. Since our board of directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, your only opportunity to affect the investment decision regarding our Initial Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our Initial Business Combination.

If we seek shareholder approval of our Initial Business Combination, our Sponsor and each member of our management team have agreed to vote in favor of such Initial Business Combination, regardless of how our public shareholders vote.

Our initial shareholders currently own 20% of our outstanding ordinary shares. Our Sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our Initial Business Combination. Accordingly, if we seek shareholder approval of our Initial Business Combination, the agreement by our initial shareholders to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Initial Business Combination.

Pursuant to the letter agreement, our Sponsor and each member of our management team have agreed to vote their founder shares, as well as any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions), in favor of our Initial Business Combination. As a result, in addition to our initial shareholders’ founder shares, we would need 8,625,001, or 37.50% (assuming all issued and outstanding shares are voted), or none (assuming only the minimum number of shares representing a quorum are voted), of the 23,000,000 Public Shares sold in the IPO to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. In addition, pursuant to the terms of the Forward Purchase Agreement, the Forward Purchase Investor has agreed that the Forward Purchaser shall vote any shares purchased during or after the IPO, in favor of our Initial Business Combination. In addition, pursuant to the terms of the Forward Purchase Agreement, the Forward Purchase Investor has agreed that the Forward Purchaser shall vote any shares purchased during or after the IPO, in favor of our Initial Business Combination. Accordingly, if we seek shareholder approval of our Initial Business Combination, the agreement by our Sponsor and each member of our management team to vote in favor of our Initial Business Combination will increase the likelihood that we will receive the requisite shareholder approval for such Initial Business Combination.

In evaluating a prospective target business for our Initial Business Combination, our management will rely on the availability of all of the funds from the sale of the Forward Purchase Securities to be used as part of the consideration to the sellers in the Initial Business Combination. If the sale of the Forward Purchase Securities fails to close for any reason, we may lack sufficient funds to complete our Initial Business Combination.

We have entered into the Forward Purchase Agreement pursuant to which the Forward Purchase Investor has agreed to purchase, or procure the purchase by the Forward Purchaser of, the Forward Purchase Units in a private placement to occur substantially concurrently with our Initial Business Combination. The funds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company. The obligations under the Forward Purchase Agreement do not depend on whether any public shareholders elect to redeem their shares and provide us with a minimum funding level for the Initial Business Combination. However, if the sale of the Forward Purchase Securities does not close for any reason, including the failure by the Forward Purchaser to fund the purchase price for its Forward Purchase Securities, we may lack sufficient funds to complete our Initial Business Combination. Additionally, the obligation of the Forward Purchaser to purchase the Forward Purchase Securities is subject to termination prior to the closing of the sale of the Forward Purchase Securities by mutual written consent of the Company and the Forward Purchaser or, automatically upon certain events, including if the Initial Business Combination is not completed within 15 months of the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) or such later date as may be approved by our shareholders.

The obligation of the Forward Purchaser to purchase the Forward Purchase Securities is subject to fulfillment of customary closing conditions and other conditions as set forth in the Forward Purchase Agreement, including that the Initial Business Combination shall be consummated substantially concurrently with the purchase of the Forward Purchase Securities and unanimous approval of the Initial Business Combination by our board of directors.

While the Forward Purchaser has represented to us that it will have sufficient funds to satisfy its obligations under the Forward Purchase Agreement, we have not obligated the Forward Purchaser to reserve funds for such obligations. We have not independently verified that the Forward Purchaser will have such funds.

In the event of any such failure to fund by the Forward Purchaser, including as a result of any default by the Forward Purchaser of its obligations under the Forward Purchase Agreement, or if any obligation is so terminated or any such condition is not satisfied and not waived by the Forward Purchaser, we may not be able to obtain additional funds to account for such shortfall on terms favorable to us or at all. Any such shortfall would also reduce the amount of funds that we have available for working capital of the post-business combination company.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 upon completion of our Initial Business Combination and after payment of underwriters’ fees and commissions, or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our Initial Business Combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third-party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an Initial Business Combination. The per-share amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commission and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our Initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If our Initial Business Combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our Initial Business Combination would be unsuccessful is increased. If our Initial Business Combination is unsuccessful, you would not receive your pro rata portion of the funds in the trust account until we liquidate the trust account. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with your exercise of redemption rights until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our Initial Business Combination within 15 months after the closing of the IPO (or 18 months after the closing of the IPO if the period of time to consummate a business combination is extended) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our liquidation deadline, which could undermine our ability to complete our Initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended). Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our Initial Business Combination with that particular target business, we may be unable to complete our Initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our Initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for an Initial Business Combination, and any target business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected by the ongoing coronavirus (COVID-19) outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.

The global spread and unprecedented impact of COVID-19, including variants of the virus (such as the Delta and Omicron variants), has resulted in significant disruption and has created additional risks to the Company’s and target companies’ businesses, the industry and the economy. In March 2020, the World Health Organization declared novel coronavirus disease 2019 (COVID-19) a global pandemic. The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, lowered equity market valuations, created significant volatility and disruption in financial markets, and increased unemployment levels, all of which may become heightened concerns upon a second wave of infection or future developments. In addition, the pandemic has resulted in temporary closures of many businesses and the institution of social distancing and sheltering in place requirements in many states and communities. The COVID-19 pandemic has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that could adversely affect the economies and financial markets worldwide, and the business of any potential partner business with which we consummate an Initial Business Combination could be materially and adversely affected.

Furthermore, we may be unable to complete an Initial Business Combination if concerns relating to COVID-19 continue to restrict travel, limit the ability to have meetings with potential investors or the partner business’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. We will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). In addition, countries or supranational organizations where our target businesses are located may develop and implement legislation that makes it more difficult or impossible for entities outside such countries to acquire or otherwise invest in companies or businesses deemed essential or otherwise vital. The extent to which COVID-19 impacts our search for an Initial Business Combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning COVID-19 variants, short and long-term vaccine efficacy, treatment options and the actions to contain further waves of COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate an Initial Business Combination, or the operations of a partner business with which we ultimately consummate an Initial Business Combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all.

Finally, a sustained or prolonged COVID-19 resurgence, such as the new Omicron variant, may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities.

Our ability to identify a target and to consummate an Initial Business Combination may be adversely affected by uncertainty and volatility in the financial markets, including as a result of the military conflict in Ukraine.

In late February 2022, Russian military forces invaded Ukraine, significantly amplifying already existing geopolitical tensions among Russia, Ukraine, Europe, NATO and the West. Russia’s invasion, the responses of countries and political bodies to Russia’s actions, and the potential for wider conflict may increase financial market volatility and could have severe adverse effects on regional and global economic markets, including the markets for certain securities and commodities. Following Russia’s actions, various countries, including the United States, Canada, the United Kingdom, Germany, and France, as well as the European Union, issued broad-ranging economic sanctions against Russia. The sanctions consist of the prohibition of trading in certain Russian securities and engaging in certain private transactions, the prohibition of doing business with certain Russian corporate entities, large financial institutions, officials and oligarchs, and the freezing of Russian assets. The sanctions include a commitment by certain countries and the European Union to remove selected Russian banks from the Society for Worldwide Interbank Financial Telecommunications, commonly called “SWIFT”, the electronic network that connects banks globally, and imposed restrictive measures to prevent the Russian Central Bank from undermining the impact of the sanctions. A number of large corporations and U.S. states have also announced plans to divest interests or otherwise curtail business dealings with certain Russian businesses.

The imposition of the current sanctions (and potential imposition of further sanctions in response to continued Russian military activity) and other actions undertaken by countries and businesses may adversely impact various sectors of the Russian economy, including but not limited to, the financial, energy, metals and mining, engineering, and defense and defense-related materials sectors. Such actions also may result in the decline of the value and liquidity of Russian securities, a weakening of the ruble. In response to sanctions, the Russian Central Bank raised its interest rates and banned sales of local securities by foreigners. Russia may take additional counter measures or retaliatory actions, which may further impair the value and liquidity of Russian securities. Such actions could, for example, include restricting gas exports to other countries, seizure of U.S. and European residents’ assets, or undertaking or provoking other military conflict elsewhere in Europe, any of which could exacerbate negative consequences on global financial markets and the economy. While diplomatic efforts have been ongoing, the conflict between Russia and Ukraine is currently unpredictable and has the potential to result in broadened military actions. The duration of ongoing hostilities and corresponding sanctions and related events cannot be predicted and may result in a negative impact on the markets and thereby potential business combination targets.

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Initial Business Combination and could even result in our inability to find a target or to consummate an Initial Business Combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an Initial Business Combination, and there are still many special purpose acquisition companies preparing for an Initial Public Offering, as well as many such companies currently in registration. As a result, and because we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), at times, fewer attractive targets may be available to consummate an Initial Business Combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an Initial Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an Initial Business Combination, and may result in our inability to consummate an Initial Business Combination on terms favorable to our investors altogether.

Changes in the market for directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination.

In recent months, the market for directors’ and officers’ liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors’ and officers’ liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.

The increased cost and decreased availability of directors’ and officers’ liability insurance could make it more difficult and more expensive for us to negotiate an Initial Business Combination. In order to obtain directors’ and officers’ liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors’ and officers’ liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, even after we were to complete an Initial Business Combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the Initial Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate an Initial Business Combination on terms favorable to our investors.

We may not be able to complete our Initial Business Combination within 15 months after the closing of the IPO(or 18 months after the closing of the IPO if the period of time to consummate a business combination is extended) due to factors beyond our control, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may not be able to find a suitable target business and complete our Initial Business Combination within 15 months after the closing of the IPO (or 18 months after the closing of the IPO if the period of time to consummate a business combination is extended). Our ability to complete our Initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and other market risks that are not in our control. For example, the outbreak of COVID-19 continues to impact both the U.S. and global economy (including business revenue generation, logistics and supply chain, consumer demand and travel restrictions), and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and its ongoing negative impact on the global economy may negatively impact businesses we may seek to acquire. As a result of COVID-19 or other factors beyond our control, if we have not completed our Initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Our Sponsor has the right, but not the obligation, to extend the term we have to consummate our Initial Business Combination for an additional three months without providing our public shareholders with voting or redemption rights relating thereto.

We will have until 15 months from the closing of the IPO to consummate an Initial Business Combination, with an automatic three-month extension if we have signed a definitive agreement with respect to an Initial Business Combination within such 15-month period. If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months and are not entitled to an automatic extension, we may, by resolution of our board of directors if requested by our Sponsor, extend the period of time to consummate a business combination by an additional three months (for a total of up to 18 months to complete a business combination), subject to the Sponsor depositing additional funds into the trust account as described in this Annual Report. In connection with an automatic or paid extension as described above, our public shareholders will not be offered the opportunity to vote on or redeem their shares. As a result, we may conduct such an extension even though a majority of our public shareholders do not support such an extension and will not be able to redeem their shares in connection therewith. This feature is different than the traditional special purpose acquisition company structure, in which any extension of the company’s period to complete a business combination requires a vote of the company’s shareholders and shareholders have the right to redeem their Public Shares in connection with such vote.

Our Sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our Initial Business Combination. Our Sponsor may decide not to extend the term we have to consummate our Initial Business Combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our Public Shares and liquidate, and the warrants will be worthless.

If we seek shareholder approval of our Initial Business Combination, our Sponsor, directors, executive officers and their affiliates may elect to purchase shares or public warrants from public shareholders or take other actions, which may influence a vote on a proposed Initial Business Combination and reduce the public “float” of our Class A ordinary shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our Sponsor, directors, executive officers, advisors or their respective affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Initial Business Combination, although they are under no obligation to do so. Any such price per share may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our Initial Business Combination. There is no limit on the number of shares our Sponsor, directors, executive officers, advisors or their respective affiliates may purchase in such transactions, subject to compliance with applicable law and Nasdaq rules. Additionally, at any time at or prior to our Initial Business Combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, executive officers, advisors or their respective affiliates may enter into transactions with investors and others to provide them with incentives to acquire Public Shares, vote their Public Shares in favor of our Initial Business Combination or not redeem their Public Shares. However, other than as expressly stated herein, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the trust account will be used to purchase shares or public warrants in such transactions.

In the event that our Sponsor, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. The purpose of any such transaction could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our Public Shares in connection with our Initial Business Combination, or fails to comply with the procedures for submitting or tendering its Public Shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Initial Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy materials or tender offer documents, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will describe the various procedures that must be complied with in order to validly tender or submit Public Shares for redemption. For example, we intend to require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent, or to deliver their shares to our transfer agent electronically prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a public shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent at least two business days prior to the vote in which the name of the beneficial owner of such shares is included. In the event that a shareholder fails to comply with these or any other procedures disclosed in the proxy or tender offer materials, as applicable, its shares may not be redeemed.

We may issue our shares to investors in connection with our Initial Business Combination at a price which is less than the prevailing market price of our shares at that time.

In connection with our Initial Business Combination, we may issue shares to investors in private placement transactions (so-called PIPE transactions). A purpose of such issuances may be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of March 31, 2022, we have incurred and expect to continue to incur costs in pursuit of our financing and acquisition plans. We cannot assure you that we will have sufficient liquidity to fund the working capital needs of the Company until the liquidation date and/or through twelve months from the issuance of this Annual Report. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by March 3, 2023 (or June 3, 2023 if the period of time to consummate a business combination is extended), then we will cease all operations except for the purpose of liquidating. Our liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report do not include any adjustments that might result from our inability to continue as a going concern.

Risks Relating to Our Securities

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our Public Shares if we do not complete our Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended), (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an Initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) if they redeem their respective shares for cash upon the completion of the Initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your Public Shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units are listed on Nasdaq. Although we met the minimum initial listing standards set forth in the Nasdaq listing standards at the time of the IPO, we cannot assure you that our securities will continue to be listed on Nasdaq in the future or prior to our Initial Business Combination. In order to continue listing our securities on Nasdaq prior to our Initial Business Combination, we must maintain certain financial, distribution and share price levels. Generally, based on Nasdaq’s current listing standards, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our Initial Business Combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5,000,000 and we would be required to have a minimum of 300 round lot holders of our securities, with at least 50% of such round lot holders holding securities with a market value of at least $2,500. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market.

If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our units, Class A ordinary shares and warrants are listed on Nasdaq, our units, Class A ordinary shares and warrants qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

You will not be entitled to protections normally afforded to investors of many other blank check companies.

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an Initial Business Combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,001, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Among other things, this means we will have a longer period of time to complete our Initial Business Combination than do companies subject to Rule 419. Moreover, if the IPO had been subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an Initial Business Combination.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Initial Business Combination. If we are unable to complete our Initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our Public Shares the right to redeem their shares for cash at the time of our Initial Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Initial Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our Initial Business Combination, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

If the net proceeds of our IPO and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate for at least 15 months following the IPO (or 18 months following the IPO if the period of time to consummate a business combination is extended), it could limit the amount available to fund our search for a target business or businesses and complete our Initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our Initial Business Combination.

As of March 31, 2022, $969,261 of cash was held outside the Trust Account, available for working capital needs. We believe that the funds available to us outside of the trust account, together with funds available from loans from our Sponsor, its affiliates or members of our management team, are sufficient to allow us to operate for at least 15 months following the IPO (or 18 months following the IPO if the period of time to consummate a business combination is extended); however, we cannot assure you that our estimate is accurate, and our Sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances.

Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, members of our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor their affiliates is under any obligation to us in such circumstances. Any such advances may be repaid only from funds held outside the trust account or from funds released to us upon completion of our Initial Business Combination. Up to $1,500,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the Private Placement Warrants. Prior to the completion of our Initial Business Combination, we do not expect to seek loans from parties other than our Sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we have not consummated our Initial Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.20 per public share, or possibly less, on our redemption of our Public Shares, and our warrants will expire worthless. See Item 1A. “Risk Factors-If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share” and other risk factors contained herein.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of the Public Shares, you will lose the ability to redeem all such shares in excess of 15% of the Public Shares.

If we seek shareholder approval of our Initial Business Combination and we do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the Public Shares without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Initial Business Combination. And as a result, you will continue to hold the Excess Shares and, in order to dispose of such Excess Shares, would be required to sell your Excess Shares in open market transactions, potentially at a loss.

Subsequent to our completion of our Initial Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Initial Business Combination contained an actionable material misstatement or material omission.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we seek to have all vendors, service providers (except our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our Public Shares, if we are unable to complete our Initial Business Combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our Initial Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the trust account, due to claims of such creditors. Pursuant to a letter agreement with our Sponsor, our Sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have entered into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, provided that such liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our Sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that our Sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our Initial Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our Initial Business Combination, and you would receive such lesser amount per share in connection with any redemption of your Public Shares. None of our executive officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20 per share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per share due to reductions in the value of the trust assets, in each case less taxes payable, and our Sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.20 per share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our executive officers and directors to the fullest extent permitted by law. However, our executive officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account and to not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the trust account or (ii) we consummate an Initial Business Combination. Our obligation to indemnify our executive officers and directors may discourage shareholders from bringing a lawsuit against our executive officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our executive officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our executive officers and directors pursuant to these indemnification provisions.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, a bankruptcy or insolvency court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or having acted in bad faith, thereby exposing themselves and our Company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and executive officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of approximately $18,000.00 and to imprisonment for five years in the Cayman Islands.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Initial Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our Initial Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business is to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of the following: (i) the completion of our Initial Business Combination; (ii) the redemption of any Public Shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an Initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or (iii) absent an Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended), our return of the funds held in the trust account to our public shareholders as part of our redemption of the Public Shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

Changes in laws or regulations, including different or heightened rules or requirements promulgated by the SEC, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. It is likely that we will become subject to different or heightened rules or requirements promulgated by the SEC, and we may become subject to heightened or increased scrutiny by the SEC. In addition to existing SEC staff guidance, on March 30, 2022, the SEC proposed new rules that would impose, amongst other things, specialized disclosure requirements regarding business combination transactions involving SPACs such as in the context of conflict of interest or use of projections, impose underwriter liability for certain participants in business combination transactions involving SPACs, render SPACs ineligible to rely on the Private Securities Litigation Reform Act for making forward looking statements, and create a specific safe harbor for SPACs not to be deemed investment companies under the Investment Company Act of 1940, as amended. Compliance with, and monitoring of, applicable laws and existing and proposed regulations may be difficult, time consuming and costly. Given these factors, as well as the rise in SPAC litigation, we may find it challenging to identify a target and/or complete an Initial Business Combination within the remaining life of the SPAC.

If we are unable to consummate our Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended), our public shareholders may be forced to wait beyond such 15 months (or 18 months if the period of time to consummate a business combination is extended) before redemption from our trust account.

If we are unable to consummate our Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended), the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay liquidation expenses and net of taxes payable), will be used to fund the redemption of our Public Shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our Initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our Initial Business Combination.

We may not hold an annual general meeting until after the consummation of our Initial Business Combination, which could delay the opportunity for our shareholders to appoint directors.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual general meeting until the anniversary of our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings to appoint directors. Until we hold an annual general meeting, public shareholders may not be afforded the opportunity to appoint directors and to discuss company affairs with management. In addition, holders of our Class A ordinary shares, or our public shareholders will not have the right to vote on the appointment of directors until after the consummation of our Initial Business Combination.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We are not registering the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed to use commercially reasonable efforts to file a registration statement under the Securities Act covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants until the expiration of the warrants in accordance with the provisions of the warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or unless an exemption is available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants under the Securities Act or applicable state securities laws. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant will not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

You may only be able to exercise your public warrants on a “cashless basis” under certain circumstances, and if you do so, you will receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The warrant agreement provides that in the following circumstances holders of warrants who seek to exercise their warrants will not be permitted to do for cash and will, instead, be required to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act: (i) if the Class A ordinary shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the terms of the warrant agreement; (ii) if we have so elected and the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of “covered securities” under Section 18(b)(1) of the Securities Act; and (iii) if we have so elected and we call the public warrants for redemption.

If you exercise your public warrants on a cashless basis, you would pay the warrant exercise price by surrendering the warrants for that number of Class A ordinary shares equal to the quotient obtained by dividing (x) the product of the number of Class A ordinary shares underlying the warrants, multiplied by the excess of the “fair market value” of our Class A ordinary shares (as defined in the next sentence) over the exercise price of the warrants by (y) the fair market value. The “fair market value” is the average reported closing price of the Class A ordinary shares for the 10 trading days ending on the third trading day prior to the date on which the notice of exercise is received by the warrant agent or on which the notice of redemption is sent to the holders of warrants, as applicable. As a result, you would receive fewer Class A ordinary shares from such exercise than if you were to exercise such warrants for cash.

The grant of registration rights to our initial shareholders and holders of our Private Placement Warrants may make it more difficult to complete our Initial Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our Sponsor, directors and executive officers have rights to require us to register any of our securities held by them for resale under the Securities Act pursuant to a registration rights agreement entered into concurrently with the issuance and sale of the securities in the IPO. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, holders of the founder shares, Private Placement Warrants or warrants that may be issued upon conversion of working capital loans, extension loans or the Forward Purchase Securities (and any Class A Ordinary Shares issuable upon the exercise of the Private Placement Warrants or warrants that may be issued upon conversion of working capital loans, extension loans or the Forward Purchase Securities and upon conversion of the founder shares) will have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our completion of our Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. We will bear the expenses incurred in connection with the filing of any such registration statements.

Pursuant to the Forward Purchase Agreement, we have agreed to use commercially reasonable efforts (i) to file within 30 days after the closing of our Initial Business Combination, but in no event later than 60 days after the closing of our Initial Business Combination, a registration statement with the SEC for a secondary offering of (x) the Class A ordinary shares and warrants (and underlying Class A ordinary shares) comprising the Forward Purchase Units, (y) any other Class A ordinary shares that may be acquired by the Forward Purchaser after the date of the Forward Purchase Agreement, including any time after the closing of the business combination, and (z) any other equity security of the Company issued or issuable with respect to the securities referred to in clauses (x) and (y) by way of a share dividend or share split or in connection with a combination of shares, recapitalization, merger, consolidation or reorganization, (ii) to cause such registration statement to be declared effective promptly thereafter but in no event later than sixty (60) days after the initial filing, and (iii) to maintain the effectiveness of such registration statement until the earliest of (A) the date on which the Forward Purchaser or its assignees cease to hold the securities covered thereby, and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation (including without volume or manner of sale restrictions) under Rule 144 under the Securities Act. In addition, the Forward Purchase Agreement provides for certain “piggy-back” registration rights to the holders of Forward Purchase Securities to include their securities in other registration statements filed by us. We will bear the cost of registering these securities.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the securities owned by our initial shareholders or their respective permitted transferees are registered.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the aggregate value of the assets held in the trust account such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

The funds in the trust account are invested only in U.S. government treasury bills with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act and that invest only in direct U.S. government obligations. While short-term U.S. government treasury bills currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Board of Governors of the Federal Reserve System has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our Initial Business Combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income not released to us, net of taxes payable. Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.20 per share.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we have entered into a definitive agreement with any specific target businesses with which to pursue our Initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Although we expect to complete a business combination with a high-growth emerging-markets company, our efforts to identify a prospective Initial Business Combination target are not limited to a particular industry, sector or geographic region, except that we will not pursue or consummate an Initial Business Combination with a target (i) whose business activities can be shown to be supporting and facilitating the Sudanese government in its continuing sponsorship of genocidal actions and human rights violations in Darfur and/or is “scrutinized” by the EIRIS Conflict Risk Network in its Sudan Company Report, (ii) that manufactures tobacco products, in each case at the time of our Initial Business Combination or (iii) that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). In addition, our amended and restated memorandum and articles of association prohibits us from effectuating a business combination solely with another blank check company or similar company with nominal operations. Because we have not yet entered into a definitive agreement with any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our executive officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in the IPO than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our Initial Business Combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

We may seek business combination opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues, cash flows or earnings or difficulty in retaining key personnel.

To the extent we complete our Initial Business Combination with a financially unstable business or an entity lacking an established record of revenues, cash flows or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include volatile revenues, cash flows or earnings and difficulties in obtaining and retaining key personnel. Although our executive officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our Initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our Initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our Initial Business Combination will not have all of these positive attributes. If we complete our Initial Business Combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, although we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash.

In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other reasons, it may be more difficult for us to attain shareholder approval of our Initial Business Combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Initial Business Combination with an affiliated entity or our board of directors cannot independently determine the fair market value of the target business or businesses (including with the assistance of financial advisors), we are not required to obtain an opinion from an independent investment banking firm or from an independent accounting firm that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy materials or tender offer documents, as applicable, related to our Initial Business Combination.

We may issue additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share, up to 50,000,000 Class B ordinary shares, par value $0.0001 per share, and up to 5,000,000 preference shares, par value $0.0001 per share. There are 477,000,000 and 44,250,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, shares reserved for issuance upon the exercise of the Forward Purchase Warrants or any shares issued upon the sale of the Forward Purchase Shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our Initial Business Combination. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Initial Business Combination or under an employee incentive plan after completion of our Initial Business Combination. We may also issue Class A ordinary shares at a ratio greater than one-to-one at the time of our Initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our Initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any Initial Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

●	may significantly dilute the equity interest of investors in the IPO;

●	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;

●	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present executive officers and directors; and

●	may adversely affect prevailing market prices for our units, Class A ordinary shares and/or warrants.

Our initial shareholders will receive additional Class A ordinary shares if we issue shares to consummate an Initial Business Combination.

The founder shares will automatically convert into Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our Initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by public shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of our Initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to our Sponsor, executive officers or directors upon conversion of working capital loans or extension loans. In no event will any founder shares convert into Class A ordinary shares at a ratio that is less than one-for-one.

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific Initial Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Initial Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our Initial Business Combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse United States federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or a portion thereof) that is included in the holding period of a U.S. holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up exception. Depending on the particular circumstances, the application of the start-up exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year (of which there can be no assurance), we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service, or the IRS, may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their own tax advisors regarding the possible application of the PFIC rules.

We may reincorporate in another jurisdiction in connection with our Initial Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Initial Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction (excluding China) may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may reincorporate in another jurisdiction in connection with our Initial Business Combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our Initial Business Combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

After our Initial Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries, and the fact that we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau), could materially and adversely affect our ability to find an attractive target business with which to consummate our Initial Business Combination and if we effect our Initial Business Combination, the ability of that target business to become profitable.

An investment in us may result in uncertain U.S. federal income tax consequences.

An investment in us may result in uncertain U.S. federal income tax consequences. For instance, because there is no authority that directly address instruments similar to the units we issued in our IPO, the allocation an investor makes with respect to the purchase price of a unit between the public share and the one-half of a public warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of public warrants included in the units we issued in our IPO is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our Public Shares suspend the running of a U.S. holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividend income” for U.S. federal income tax purposes. Security holders are urged to consult their tax advisors with respect to these and other tax consequences when acquiring, owning or disposing of our securities.

Risks Relating to Our Management Team

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our executive officers and directors, at least until we have completed our Initial Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

The executive officers and directors of an Initial Business Combination candidate may resign upon completion of our Initial Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an Initial Business Combination candidate’s key personnel upon the completion of our Initial Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an Initial Business Combination candidate’s management team will remain associated with the Initial Business Combination candidate following our Initial Business Combination, it is possible that members of the management of an Initial Business Combination candidate will not wish to remain in place.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination, and a particular business combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Initial Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with our Company after the completion of our Initial Business Combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

Certain of our executive officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our Initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Certain of our executive officers and directors presently have, and any of them in the future may have, additional fiduciary or contractual obligations to other entities (such as operating companies or investment vehicles), pursuant to which such executive officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us.

To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our Sponsor and its affiliates or any entities for which any of our directors and/or officers serve as directors, managers, officers, members, partners, managing members, employees and/or agents or (ii) the presentation of which would breach a legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated articles of association contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Directors, Executive Officers and Corporate Governance-Conflicts of Interest” and “Certain Relationships and Related Party Transactions, and Director Independence.”

Past performance by Capitalworks, members of our management team or their respective affiliates may not be indicative of future performance of an investment in the Company.

Information regarding performance by, or businesses associated with, our management team or businesses associated with them is presented for informational purposes only. Past experience or performance of Capitalworks, members of our management team or their respective affiliates is not a guarantee of either (1) our ability to successfully identify a suitable candidate for our Initial Business Combination and execute a transaction; or (2) success with respect to any business combination that we may consummate. Our Sponsor does not have experience operating a special purpose acquisition company and you should not rely on the historical record of Capitalworks, members of our management team or their respective affiliates as indicative of our future performance of an investment in our Company or the returns our Company will, or is likely to, generate going forward.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Initial Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Initial Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our executive officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Initial Business Combination.

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. Our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as executive officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Initial Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Directors, Executive Officers and Corporate Governance.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our directors, executive officers, security holders or affiliates, although we do not intend to do so, and we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and executive officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and executive officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in the Company’s best interests. If this were the case, and the directors fail to act in accordance with their fiduciary duties to us as a matter of Cayman Islands law, we may have a claim against such individuals. Please see “Directors, Executive Officers and Corporate Governance-Conflicts of Interest” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or existing holders. Our directors also serve as executive officers and board members for other entities, including, without limitation, those described under “Directors, Executive Officers and Corporate Governance-Conflicts of Interest.” Such entities may compete with us for business combination opportunities. Our initial shareholders are not currently aware of any specific opportunities for us to complete our Initial Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a business combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Business-Effecting Our Initial Business Combination-Evaluation of a Target Business and Structuring of Our Initial Business Combination”. Potential conflicts of interest may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our initial shareholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to Public Shares they acquire during or after the IPO), and because our initial shareholders may profit substantially from a business combination even under circumstances where our public shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination.

On May 12, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares. The founder shares will be worthless if we do not complete an Initial Business Combination. In addition, our Sponsor has committed to purchase an aggregate of 11,700,000 Private Placement Warrants for an aggregate purchase price of $11,700,000, or $1.00 per warrant. The Private Placement Warrants will also be worthless if we do not complete our Initial Business Combination.

The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an Initial Business Combination and influencing the operation of the business following the Initial Business Combination and may result in a misalignment of interests between the holders of our founder shares and our officers and directors, on the one hand, and our public shareholders, on the other. These risks may become more acute as the 15-month anniversary of the closing of the IPO (or the 18-month anniversary if the period of time to consummate a business combination is extended) nears, which is the deadline for our consummation of an Initial Business Combination. In particular, because the founder shares were purchased at a purchase price of approximately $0.004 per share, the holders of our founder shares could make a substantial profit after our Initial Business Combination even if our public shareholders lose money on their investment as a result of a decrease in the post-combination value of their Class A ordinary shares (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination). For example, a holder of 1,000 founder shares would have paid approximately $4.00 to purchase such shares. At the time of an Initial Business Combination, such holder would be able to convert such founder shares into 1,000 Class A ordinary shares, and would receive the same consideration in connection with our Initial Business Combination as a public shareholder for the same number of Class A ordinary shares. If the trading price of our Class A ordinary shares on a post-business combination basis (after accounting for any adjustments in connection with an exchange or other transaction contemplated by the business combination) were to decrease to $5.00 per Class A ordinary share, such holder of our founder shares would obtain a profit of approximately $4,996 on account of the 1,000 founder shares that the holder had converted into Class A ordinary shares in connection with the Initial Business Combination. By contrast, a public shareholder holding 1,000 Class A ordinary shares acquired as part of the units in the IPO would lose approximately $5,000 (excluding the value of warrants included in the units) in connection with the same transaction.

Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors were to be included by a target business as a condition to any agreement with respect to our Initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Initial Business Combination. We will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per share amount available for redemption from the trust account.

Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an Initial Business Combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our Class A ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the IPO and the sale of the Private Placement Warrants, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

The net proceeds from the IPO and the sale of the Private Placement Warrants provided us with $226.5 million that we may use to complete our Initial Business Combination (assuming no redemptions and after taking into account the $8.05 million of deferred underwriting commissions being held in the trust account and the expenses of the IPO and full spend of the working capital held outside the trust account and excluding the proceeds of the Forward Purchase Securities).

We may effectuate our Initial Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Initial Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Initial Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Initial Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Initial Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our Initial Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our business combination strategy, we may seek to effectuate our Initial Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Initial Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our initial shareholders own 20% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our initial shareholders purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control.

Neither our initial shareholders nor, to our knowledge, any of our executive officers or directors, have any current intention to purchase additional securities. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares.

Our management may not be able to maintain control of a target business after our Initial Business Combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Initial Business Combination so that the post-transaction Company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction Company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction Company owns 50% or more of the voting securities of the target, our shareholders prior to our Initial Business Combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger portion of our Company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Initial Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of deferred underwriters’ commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. In addition, our proposed Initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our Initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Initial Business Combination and do not conduct redemptions in connection with our Initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, executive officers, directors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an Initial Business Combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our Initial Business Combination that our shareholders may not support.

In order to effectuate a business combination, SPACs have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their Public Shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an Initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) or (B) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity; or with respect to any other provisions relating to shareholders’ rights or pre-Initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an Initial Business Combination in order to effectuate our Initial Business Combination.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of our Company (or two-thirds of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an Initial Business Combination that some of our shareholders may not support.

Our amended and restated memorandum and articles of association provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of two-thirds of our ordinary shares.

Our initial shareholders, who collectively beneficially own, on an as-converted basis, approximately 20% of our Class A ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. The total number of Class B ordinary shares outstanding equals 20% of the sum of the total number of Class A ordinary shares and Class B ordinary shares outstanding. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our Sponsor and each member of our management team have agreed, pursuant to an agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (i) to modify the substance or timing of our obligation to provide for the redemption of our Public Shares in connection with an Initial Business Combination or to redeem 100% of our Public Shares if we have not consummated an Initial Business Combination within 15 months from the closing of the IPO (or 18 months from the closing of the IPO if the period of time to consummate a business combination is extended) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then-outstanding Public Shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

Our letter agreement with our initial shareholders may be amended without shareholder approval.

Our letter agreement with our initial shareholders contains provisions relating to transfer restrictions of our founder shares and Private Placement Warrants, indemnification of the trust account, waiver of redemption rights and participation in liquidating distributions from the trust account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our Initial Business Combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our Initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

Although we believe that the net proceeds of the IPO and the sale of the Private Placement Warrants and the Forward Purchase Securities will be sufficient to allow us to complete our Initial Business Combination, because we have not yet entered into a definitive agreement with any specific target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO and the sale of the Private Placement Warrants and the Forward Purchase Securities prove to be insufficient, either because of the size of our Initial Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our Initial Business Combination or the terms of negotiated transactions to purchase shares in connection with our Initial Business Combination, we may be required to seek additional financing or to abandon the proposed Initial Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. The current economic environment may make it difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to complete our Initial Business Combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. If we have not consummated our Initial Business Combination within the required time period, our public shareholders may receive only approximately $10.20 per public share, or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our Initial Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our executive officers, directors or shareholders is required to provide any financing to us in connection with or after our Initial Business Combination.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants were issued upon separation of the units and only whole warrants trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

Holders of Class A ordinary shares will not be entitled to vote on any election of directors we hold prior to our Initial Business Combination.

Prior to or in connection with our Initial Business Combination, only holders of our founder shares will have the right to vote on the appointment and/or removal of directors. Holders of our Public Shares will not be entitled to vote on the appointment or removal of directors during such time. Accordingly, you may not have any say in the management of our Company prior to the consummation of an Initial Business Combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then-outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A ordinary shares purchasable upon exercise of a warrant could be decreased, all without your approval.

Our warrants were issued in registered form under a warrant agreement between our warrant agent and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 50% of the then-outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder of public warrants if holders of at least 50% of the then-outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash or shares, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.

A provision of our warrant agreement may make it more difficult for us to consummate an Initial Business Combination.

If (x) we issue additional Class A ordinary shares or equity-linked securities (excluding the Forward Purchase Securities) for capital raising purposes in connection with the closing of our Initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by our board of directors and, in the case of any such issuance to our initial shareholders or their affiliates, without taking into account any founder shares held by our initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our Initial Business Combination on the date of the consummation of our Initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of our Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which we consummate our Initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an Initial Business Combination with a target business.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our Company.

Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope of the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our Company, which may discourage such lawsuits. In addition, this choice-of-forum provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our warrants are accounted for as a warrant liability and are recorded at fair value upon issuance with any changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our securities or may make it more difficult for us to consummate an Initial Business Combination.

We have 23,200,000 warrants outstanding (comprised of the 11,500,000 warrants included in the units and the 11,700,000 Private Placement Warrants). We account for both the warrants underlying the units and the Private Placement Warrants as a warrant liability. At each reporting period (1) the accounting treatment of the warrants will be re-evaluated for proper accounting treatment as a liability or equity and (2) the fair value of the liability of the public and private warrants will be remeasured and the change in the fair value of the liability will be recorded as other income (expense) in our income statement. Changes in the inputs and assumptions for the valuation model we use to determine the fair value of such liability may have a material impact on the estimated fair value of the embedded derivative liability. The price of our ordinary shares represents the primary underlying variable that impacts the value of the derivative instruments. Additional factors that impact the value of the derivative instruments include the volatility of our share price, discount rates and stated interest rates. As a result, our consolidated financial statements and results of operations will fluctuate quarterly, based on various factors, such as the price of our ordinary shares, many of which are outside of our control. In addition, we may change the underlying assumptions used in our valuation model, which could result in significant fluctuations in our results of operations. If our share price is volatile, we expect that we will recognize non-cash gains or losses on our warrants or any other similar derivative instruments each reporting period and that the amount of such gains or losses could be material. The impact of changes in fair value on earnings may have an adverse effect on the market price of our ordinary shares. In addition, potential targets may seek a special purpose acquisition company that does not have warrants that are accounted for as a liability, which may make it more difficult for us to consummate an Initial Business Combination with a target business.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date on which we give proper notice of such redemption to the warrants holders and provided certain other conditions are met. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by our Sponsor or its permitted transferees.

In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption, provided that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30-trading day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.

Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Initial Business Combination.

We issued warrants to purchase 11,500,000 of our Class A ordinary shares as part of the units offered in the IPO and, simultaneously with the closing of the IPO, we issued in a private placement an aggregate of 11,700,000 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. As disclosed elsewhere in this Annual Report, Forward Purchase Units (comprising Forward Purchase Shares and Forward Purchase Warrants) are also expected to be issued pursuant to a private placement that will close substantially concurrently with the closing of our Initial Business Combination. In addition, if the Sponsor, its affiliates or a member of our management team makes any working capital loans or extension loans, it may convert up to $1,500,000 of such working capital loans into up to an additional 1,500,000 Private Placement Warrants or up to $2,300,000 of such extension loans into up to an additional 2,300,000 Private Placement Warrants, in each case, at the price of $1.00 per warrant.

To the extent we issue ordinary shares, for any reason, including to effectuate a business combination or for the issuance of the Forward Purchase Securities, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Initial Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame.

We are an emerging growth company and a smaller reporting company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to “emerging growth companies” or “smaller reporting companies,” this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our Class A ordinary shares held by non-affiliates equaled or exceeded $700 million as of the last day of any second fiscal quarter before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements, and, if their revenues are less than $100 million, not providing an independent registered public accounting firm attestation on internal control over financial reporting. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the last day of the prior second fiscal quarter, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates equaled or exceeded $700 million as of the last day of the prior second fiscal quarter.

Our amended and restated memorandum and articles of association designate the courts of the Cayman Islands or the federal district courts of the United States as the sole and exclusive forum for certain actions or proceedings that may be initiated by our shareholders, which could discourage claims or limit shareholders’ ability to make a claim against the Company, our directors, officers and employees.

Our amended and restated memorandum and articles of association provides that all internal corporate claims, including (i) any claim of (or based upon) a breach of fiduciary duty owed by any current or former director, officer or other employee of the Company to the Company or its shareholders; and (ii) any action asserting a claim arising pursuant to any provision of Cayman Islands law, the amended and restated memorandum, or the articles of association, shall be governed by the laws of the Cayman Islands and unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands are the sole and exclusive forum for any such internal corporate claims brought by any shareholder against, or on behalf of, the Company and its affiliates or any of its current or former directors, officers, or employees. Our amended and restated memorandum and articles of association further provides that, unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States shall be the sole and exclusive forum for any causes of actions or suits asserting a claim arising under the U.S. Securities Act of 1933, as amended; provided, that our shareholders will not be deemed to have waived our compliance with the United States federal securities laws and the rules and regulations thereunder. These exclusive forum provisions would not apply to (i) suits brought to enforce a duty or liability created by the Exchange Act, which provides for exclusive jurisdiction of the United States federal courts; (ii) any other claim for which the federal district courts of the United States of America are the sole and exclusive forum; or (iii) any action, proceeding or claim against the Company arising out of or relating in any way to the warrant agreement, which will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York. These exclusive forum provisions may limit the ability of our shareholders to bring a claim in a judicial forum that such shareholders find favorable for disputes with us or our directors, officers, or employees, which may discourage such lawsuits against us and our directors, officers and employees. In addition, these exclusive forum provisions may result in our shareholders incurring increased costs to bring a claim or action due to, but not limited to, the shareholder’s physical location or knowledge of the applicable laws, when the courts of the Cayman Islands, the federal district courts of the United States, the courts of the State of New York or an alternative forum, with our consent, is the sole and exclusive forum. Alternatively, if a court were to find the choice of forum provisions contained in our amended and restated memorandum and articles of association to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, financial condition, and operating results.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our Initial Business Combination, require substantial financial and management resources, and increase the time and costs of completing an Initial Business Combination.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Form 10-K for the year ending March 31, 2023. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Initial Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or executive officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by Walkers, our Cayman Islands legal counsel, that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be (i) in respect of taxes, a fine or penalty, (ii) inconsistent with a Cayman Islands judgment in respect of the same matter, (iii) impeachable on the grounds of fraud or (iv) obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of our board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include the ability of our board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we effect our Initial Business Combination with a company located outside of the United States, we would be subject to a variety of additional risks that may adversely affect us.

We will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). If we pursue a target company with operations or opportunities outside of the United States (excluding China) for our Initial Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Initial Business Combination, and if we effect such Initial Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target a company with operations or opportunities outside of the United States (excluding China) for our Initial Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Initial Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Initial Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating and having assets in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future business combinations may be effected;
●	exchange listing and/or delisting requirements;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	local or regional economic policies and market conditions;
●	unexpected changes in regulatory requirements;
●	challenges in managing and staffing international operations;
●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	underdeveloped or unpredictable legal or regulatory systems;
●	corruption;
●	protection of intellectual property;
●	social unrest, crime, strikes, riots and civil disturbances;
●	regime changes and political upheaval;
●	terrorist attacks and wars; and
●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, we may be unable to complete such Initial Business Combination, or, if we complete such Initial Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

Many countries, and especially those in emerging markets, have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries, including some of the emerging markets within the regions we will initially focus, are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If our management following our Initial Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Initial Business Combination, our management may resign from their positions as executive officers or directors of our Company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. (excluding China) target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Initial Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Initial Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may be exposed to liabilities under the Foreign Corrupt Practices Act, and any determination that we violated the Foreign Corrupt Practices Act could have a material adverse effect on our business.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute for the purpose of obtaining or retaining business. We may have operations, agreements with third parties and make sales in parts of the world which experience corruption. These activities may create the risk of unauthorized payments or offers of payments by one of our employees, consultants, or sales agents, because these parties are not always subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. Also, the safeguards we adopt and any future improvements may prove to be less than effective, and our employees, consultants, or sales agents may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

The majority of our directors and executive officers live outside the United States and the bulk of our assets may be located outside the United States; therefore, investors may not be able to enforce federal securities laws or their other legal rights.

A majority of our directors and executive officers reside outside of the United States and the bulk of our assets may be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon us or any of our directors or executive officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and executive officers under United States laws, including federal securities laws.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty and our business may be harmed.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located at 353 Lexington Avenue, Suite 502 New York, NY. Our telephone number is (646) 202-1838.

Item 3. Legal Proceedings.

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Shareholders’ equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Units, Class A Ordinary Shares and Public Warrants are traded on Nasdaq under the symbols “CMCAU,” “CMCA” and “CMCAW,” respectively.

Holders

As of May 31, 2022, there was one holder of record of our Units, one holder of record of our Class A Ordinary Shares, one holder of record of our Class B ordinary shares, one holder of record of our Public Warrants and one holder of record of our Private Placement Warrants.

Dividends

We have not paid any dividends on our ordinary shares to date, and we do not intend to pay cash dividends prior to the consummation of a business combination. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith. Therefore, after we complete a business combination, the payment of dividends will depend on our revenues and earnings, if any, capital requirements and general financial condition. The payment of dividends after a business combination will be within the discretion of our then-board of directors. Our board of directors currently intends to retain any earnings for use in our business operations and, accordingly, we do not anticipate the board declaring any dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

On May 12, 2021, our Sponsor paid $25,000, or approximately $0.004 per share, to cover certain expenses on our behalf in consideration for an aggregate of 5,750,000 founder shares.

The founder shares will automatically convert into Class A ordinary shares at the time of our Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with our Initial Business Combination, other than the Forward Purchase Securities, the number of Class A ordinary shares issuable upon conversion of all founder shares will equal, in the aggregate, 20% of the sum of (i) the total number of Public Shares (including any such shares issued following the exercise of the Over-Allotment), plus (ii) the sum of (a) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by us in connection with or in relation to the consummation of our Initial Business Combination, excluding any Forward Purchase Securities, Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the Initial Business Combination and any warrants issued in a private placement to our Sponsor or an affiliate of our Sponsor upon conversion of working capital loans or extension loans, minus (b) the number of Public Shares redeemed by public shareholders in connection with our Initial Business Combination. In no event will any founder shares convert into Class A ordinary shares at a ratio that is less than one-for-one. The term “equity-linked securities” refers to any debt or equity securities that are convertible, exercisable or exchangeable for our Class A ordinary shares issued in a financing transaction in connection with our Initial Business Combination, including, but not limited to, a private placement of equity or debt. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On December 3, 2021, pursuant to the IPO, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the Over-Allotment. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. As a result of the close of the IPO and the exercise of the Over-Allotment, the Company sold a total of 23,000,000 Units generating gross proceeds of $230,000,000. The securities sold in the offering were registered under the

Securities Act on registration statement on Form S-1 (No. 333-260513). The SEC declared the registration statement effective on November 30, 2021.

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in the Trust Account) and $778,526 of other offering costs related to the IPO. Cash of $969,261 was held outside of the Trust Account on March 31, 2022 and was available for working capital purposes. As described in Note 7 to the accompanying financial statements, the $8,050,000 deferred underwriting fees are contingent upon the consummation of our Initial Business Combination within 15 months (or 18 months if extended) from the closing of the IPO.

Following the closing of the IPO on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO (including as a result of the exercise of the Over-Allotment) and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of the Initial Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

Of the gross proceeds received from the IPO (including the exercise of the Over-Allotment) and Private Placement of Private Placement Warrants, $234,600,000 was placed in the Trust Account.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “Capitalworks Emerging Markets Acquisition Corp,” “our,” “us” or “we” refer to Capitalworks Emerging Markets Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report includes forward-looking statements. These forward-looking statements are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Factors that might cause or contribute to such forward-looking statements include, but are not limited to, those set forth in the Risk Factors section of this Annual Report. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the audited financial statements and the notes thereto contained elsewhere in this Annual Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Initial Business Combination”). Our sponsor is CEMAC Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”).

The registration statement for our initial public offering (the “IPO” or the “Initial Public Offering”) was declared effective on November 30, 2021 (the “Effective Date”). On December 3, 2021, we consummated our Initial Public Offering of 20,000,000 units (the “Units”). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2021, the underwriters exercised the over-allotment option (the “Over-Allotment”) and purchased an additional 3,000,000 Units (the “Over-Allotment Units”) generating additional gross proceeds of $30,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A Ordinary Shares” or “Public Shares”) and one-half of one redeemable warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share (the “Public Warrants”).

Simultaneously with the closing of the IPO, we consummated the private sale (the “Private Placement”) of an aggregate of 10,500,000 warrants (the “IPO Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,500,000. Also, in connection with the exercise of the Over-Allotment, the Sponsor purchased an additional 1,200,000 warrants (the “Over-Allotment Private Placement Warrants” and together with the IPO Private Placement Warrants, the “Private Placement Warrants” and the Private Placement Warrants together with the Public Warrants, the “Warrants”) at a purchase price of $1.00 per warrant, generating gross proceeds of $1,200,000.

Following the closing of the IPO on December 3, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO (including the Over-Allotment Units) and the sale of the IPO Private Placement Warrants was deposited into a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of March 31, 2022, there was $234,616,409 in securities held in the Trust Account, which includes interest income of $16,409. As of March 31, 2022, $969,261 of cash was held outside the Trust Account, available for working capital needs. We are a Cayman Islands exempted company and are presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO (including the Over-Allotment) and the sale of the Private Placement Warrants although substantially all of the net proceeds are intended to be generally applied toward consummating an Initial Business Combination (less deferred underwriting commissions). The Company’s Initial Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the value of the Trust Account (excluding the amount of any deferred underwriting discount held in trust and taxes payable on the income earned on the Trust Account). However, the Company will only complete an Initial Business Combination if the post-transaction company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect an Initial Business Combination.

We will have until March 3, 2023 to consummate our Initial Business Combination, with an automatic three-month extension if we have signed a definitive agreement with respect to our Initial Business Combination within such 15-month period. If we anticipate that we may not be able to consummate our Initial Business Combination within 15 months and are not entitled to an automatic extension, we may, by resolution of our board if requested by the Sponsor, extend the period of time to consummate our Initial Business Combination by an additional three months (for a total of up to 18 months to complete our Initial Business Combination), subject to the Sponsor depositing additional funds into the Trust Account as set out below. In connection with an automatic or paid extension as described above, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between us and Continental Stock Transfer & Trust Company on November 30, 2021, in order to extend the time available for us to consummate our Initial Business Combination in connection with a paid extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 ($0.10 per share in either case), on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan. Any such loans will be non-interest bearing and payable upon the consummation of our Initial Business Combination. If we complete our Initial Business Combination, we would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to us or convert a portion or all of the total loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If we do not complete our Initial Business Combination, we would not repay such loans. Furthermore, the letter agreement with our initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans out of the funds held in the Trust Account in the event that we do not complete our Initial Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for us to complete our Initial Business Combination. However, if we have not completed our Initial Business Combination within the applicable time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Capital Resources; Going Concern

As of March 31, 2022, we had approximately $969,000 in cash and working capital of $1.3 million.

In order to finance transaction costs in connection with an Initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, provide Working Capital Loans to us. As of March 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $969,261 in cash held outside the Trust Account on March 31, 2022 might not be sufficient to allow the Company to operate for at least 12 months from the date of this Annual Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of its Initial Business Combination, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination.

The Company can raise additional capital through Working Capital Loans from the Sponsor, certain of the Company’s officers and directors, or through loans from third parties. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of its business plan, and reducing overhead expenses. The Company cannot provide assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this Annual Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2022, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2022 relates to our formation and the IPO and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from April 20, 2021 (inception) to March 31, 2022, we had net income of $19,258,401, which consisted primarily of formation and operating costs amounting to $334,046, administrative fees of $80,000 and transaction costs allocable to derivative liabilities amounting to $799,766 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $16,409, and change in fair value of the derivative warrant liability and the forward purchase agreement liability of $20,530,500 and $(74,696), respectively.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the period ended March 31, 2022, the Company incurred and paid $80,000 of expenses.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with US GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Share sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A Ordinary Shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company recognizes changes in redemption value immediately as they occur. Immediately upon the closing of the IPO and the Over-Allotment, the Company recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the period from April 20, 2021 (inception) through March 31, 2022, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of the Company’s Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of private warrant liabilities over the proceeds received.

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement (a “Forward Purchase Agreement”) with Camber Base, LLC, (“Camber”) which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one Class A Ordinary Share (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”) to purchase one Class A Ordinary Share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020 06, “Debt -Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020 06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 16 of this Form 10-K and is incorporated herein by reference.

F-1

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officers and principal financial and accounting officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

Our management evaluated, with the participation of our Certifying Officers, the effectiveness of our disclosure controls and procedures as of March 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act and determined that a material weakness existed solely related to our accounting for complex financial instruments and the Company’s disclosure controls and procedures were not effective.

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures or internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective disclosure controls and internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects.

Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications and any enhancements or changes in interpretation or implementation thereof.

If we identify any new material weakness in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s report on internal control over financial reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting that occurred during the fiscal year ending March 31, 2022 that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevents Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Our officers and directors are as follows:

Name	Age	Position
Roberta Brzezinski	54	Chief Executive Officer and Director
Olivia Ouyang	49	Senior Advisor and Director
Herman G. Kotzé	52	Chief Financial Officer
Whitney Baker	36	Director
Michael Faber	63	Director
Neil Harper	54	Director
Darius James Roth	53	Director

Roberta Brzezinski

Roberta Brzezinski, our Chief Executive Officer and a director, leads Capitalworks’ global emerging markets practice and has 23 years of direct private equity investment experience across Asia, Latin America and Central Europe. She has also been named by the International Finance Corporation (World Bank Group) as an authorized non-executive director for IFC investee companies, and currently serves on a private company board in Eastern Europe. Prior to joining Capitalworks in January 2020, Ms. Brzezinski served as emerging markets private equity lead at Canadian pension fund CDPQ, where she spent five years leading investments in Latin America and India. She previously served as the Chief Investment Officer of TAU, an Asia-focused impact investor. Ms. Brzezinski was one of the original partners of Abris Capital, a growth buyout firm in Central Europe founded in 2007. Earlier in her career, she was an Asia-focused investor at Emerging Markets Partnership, the manager of the AIG Infrastructure Funds. Prior to that, she was an Eastern Europe-focused investor at New Century Holdings, and an investment officer at the IFC. Currently based in New York, Ms. Brzezinski has lived in Poland, Russia and Ukraine, with significant experience working and teambuilding across emerging markets. Ms. Brzezinski is a multilingual (French, Russian, Spanish, Polish) U.S. national and holds an AB, magna cum laude, from Harvard College and an MBA with honors from Georgetown University.

We believe Ms. Brzezinski’s qualifications to serve on our board of directors include her significant investment experience and her experience leading investments in emerging markets generally as well as in many of our targeted geographies.

Olivia Ouyang

Olivia Ouyang, our Senior Advisor and a director, joined Willett Advisors in November 2021 as Head of Global Venture and Asia. She has 16 years of private investment experience in funds and co-investments across Asia, Latin America, Central Europe and Western Europe. Prior to commencing her collaboration with Capitalworks in May 2020, she served for five years as Asia private equity funds and co-investments lead for the Ontario Teachers’ Pension Plan. Previously, Ms. Ouyang held leadership positions in emerging markets and developed-markets funds investing and co-investments with China Investment Corporation, a Chinese institutional investor, and was a funds investor across Asia, China and Europe for the IFC. She has additional experience as an executive of Primedia Inc., a KKR portfolio company, at McKinsey and Morgan Stanley and as a financial-reporting executive for a U.S. fund manager. Ms. Ouyang is a multilingual (Mandarin, Cantonese) Chinese national. Based in Hong Kong, she has lived in the United States, India and mainland China. Ms. Ouyang holds a BA from Stanford University and an MBA from Harvard University.

We believe Ms. Ouyang’s qualifications to serve on our board of directors include her significant investment and finance experience and her experience leading investments in emerging markets generally as well as in many of our targeted geographies.

Herman G. Kotzé

Herman G. Kotzé, our Chief Financial Officer, is a Capitalworks executive. Mr. Kotzé served as the Chief Executive Officer of Lesaka Technologies, Inc., or Lesaka, formerly known as Net 1 UEPS Technologies, Inc., a Nasdaq-listed diversified payment technology and financial services firm with a focus on emerging markets, from May 2017 until September 2020, and was the Chief Financial Officer, Secretary and Treasurer of Lesaka from 2004 until February 2018. While Chief Financial Officer of Lesaka, Mr. Kotzé project-managed preparation of the company’s primary listing on Nasdaq in 2004, together with Capitalworks’ founders, who were private equity owners of the business prior to their launch of the Capitalworks platform. Following the Nasdaq listing, he established compliance and reporting functions. He also served as a director of companies in which Lesaka had invested, including two bank holding companies, European e-money institutions, South African insurance and mobile operators. While at Lesaka, Mr. Kotzé was responsible for sourcing and executing more than 20 strategic investments worth $1 billion over nearly two decades, spanning multiple geographies including South Korea, Hong Kong, India, Europe and Sub-Saharan Africa. Mr. Kotzé is a multilingual (German, Afrikaans) South African national. Based in Pretoria, he holds a Bachelor of Commerce in Accounting, with honors, and a Bachelor of Commerce in Accounting, cum laude, from the University of Pretoria, and has completed additional studies in taxation and treasury management. He is a qualified Chartered Accountant in South Africa.

Whitney Baker

Whitney Baker is the Chairperson of our board of directors as of the date of this Annual Report. Ms. Baker is the founder of Totem Macro. Totem offers macro-strategy research focusing on global emerging markets (cross-asset), blending emerging markets macro-to-micro understanding with the salient global drivers. Totem’s client base includes many well-known investors and Chief Investment Officers in the hedge fund space, corporate C-suites, institutional allocators and wealth funds, and teams across some of the largest investment management houses in the industry. Prior to founding Totem in early 2018, Ms. Baker served as the Head of Emerging Markets at Bridgewater Associates, overseeing and developing Bridgewater Associates’ systematic macro strategies in emerging markets. Prior to that, she ran emerging markets-focused global macro and equity long/short strategies at Soros Fund Management and TT International in London, and Asian and U.S. stock portfolios at Resolution in Scotland. Ms. Baker holds an MA, with honors, in Economics (First Class) from the University of Glasgow and is a Chartered Financial Analyst.

We believe Ms. Baker’s qualifications to serve on our board of directors include her significant investment experience and her experience analyzing, utilizing and developing macro strategies in emerging markets.

Michael Faber

Michael Faber is one of our directors as of the date of this Annual Report. Mr. Faber is a corporate executive and director, family office advisor and attorney with more than 25 years of experience investing in, managing and advising both large multi-national and emerging growth companies in a variety of industries. Since 1996, Mr. Faber has served as President and Chief Investment Officer of NextPoint and advises a number of multi-generational families on issues including family office management, asset manager selection and oversight, direct investing, trusts and estates, and impact investing and private foundations. Additionally, Mr. Faber currently serves as a director of CPI Aerostructures, Inc., as chairperson of the nominating and corporate governance committee and as a member of the audit and strategic planning committees, and as the lead director of Invesque, Inc., as a member of the Human Resources Committee. Mr. Faber has served as a director, lead investor or senior advisor to more than 40 private companies and has led or served on numerous audit, compensation and strategic committees. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint family of investment funds, focusing on private equity, venture capital and structured investments. Previously, Mr. Faber was a senior advisor to Akerman, of counsel to Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to the Research Council of Washington, the predecessor to the Corporate Executive Board Company. Mr. Faber received a JD from, and is an honors graduate and John M. Olin Fellow, of the University of Chicago Law School, received a BA from the State University of New York and has also studied at the Johns Hopkins University School of Advanced International Studies. Mr. Faber brings to our board of directors his legal expertise as well as his years of investment and general business experience.

We believe Mr. Faber’s qualifications to serve on our board of directors include his significant investment, corporate and legal experience and his experience serving on various boards and board committees.

Neil Harper

Neil Harper is one of our directors as of the date of this Annual Report. Mr. Harper currently serves as Chairman of Turk Ventures Advisory Limited, a leading Turkey-dedicated private equity group, and as Chairman of Zamo Capital LLP, an impact investment firm. He sits on several other private equity-related corporate boards and investment committees, and also on charitable investment committees including that of the National Trust for Scotland. From 2006 to 2019, Mr. Harper served as Managing Director and Chief Investment Officer of Morgan Stanley AIP Private Markets, an approximately $12 billion global private markets fund, co-investment and secondaries business. Prior to that he was a Partner at McKinsey & Company operating globally, providing consulting services to corporate and private equity clients in financial services, telecom, technology, and several other sectors on strategy, performance improvement, mergers and acquisitions and corporate finance. Mr. Harper began his career at Arthur Andersen. He received an MA (First Class Honours) in Economics and Accounting from the University of Edinburgh and an MBA (Honors) in Finance and Strategy from the University of Chicago. In addition, he is a chartered accountant and member of the Institute of Chartered Accountants of Scotland.

We believe Mr. Harper’s qualifications to serve on our board of directors include his significant investment and corporate experience and his experience serving on various boards and investment committees and consulting for companies in our targeted sectors.

Darius James Roth

Darius James Roth is one of our directors as of the date of this Annual Report. Mr. Roth is the founder and Chief Executive Officer of Zamo Capital LLP, an investor in, and advisor to, impact private equity and venture capital firms since its formation in 2018. In addition, since 2018, Mr. Roth has served as a member of the Investment Committee of the University of Edinburgh Endowment. From 2016 to 2020, he served on the Economic Advisory Board of the International Finance Corporation. In 2007, Mr. Roth co-founded LeapFrog Investments, a social finance and impact investment firm. Mr. Roth holds an MA (with distinction) in Economics from the University of Manchester and a PhD in Economics from the University of Cambridge.

We believe Mr. Roth is well qualified to serve on our board of directors based on his significant investment experience.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Class one of our board of directors consists of Michael Faber and Whitney Baker, with a term expiring at our annual meeting of shareholders to be held during 2022; Class two of our board of directors consists of Neil Harper and Darius James Roth, with a term expiring at our annual meeting of shareholders to be held during 2023; and Class three of our board of directors consists of Roberta Brzezinski and Olivia Ouyang with a term expiring at our annual meeting of shareholders to be held during 2024. In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first fiscal year-end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings or appoint directors. We may not hold an annual general meeting to appoint new directors prior to the consummation of our Initial Business Combination.

Committees of the Board of Directors

Our board of directors has two standing committees: an audit committee and a compensation committee. Our audit committee and compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee and the nominating committee of a listed company be comprised solely of independent directors; provided that if no such nominating committee exists, such selection or recommendation may be made by independent directors constituting a majority of the board’s independent directors. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of our board of directors. Darius James Roth, Neil Harper, Michael Faber and Whitney Baker serve as the members of the audit committee, and Neil Harper chairs the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent. Each of Darius James Roth, Neil Harper, Michael Faber and Whitney Baker is independent under Nasdaq listing standards and under Rule 10A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our board of directors has determined that Darius James Roth, Neil Harper and Michael Faber each qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●

assisting board oversight of (1) the integrity of our financial statements, (2) our compliance with legal and regulatory requirements, (3) our independent registered public accounting firm’s qualifications and independence, and (4) the performance of our internal audit function and independent registered public accounting firm; the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other registered public accounting firm engaged by us;

●

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures; reviewing and discussing with the independent registered public accounting firm all relationships the firm has with us in order to evaluate their continued independence;

●

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent registered public accounting firm’s internal quality-control procedures and (2) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

●

meeting to review and discuss our annual audited financial statements and quarterly financial statements with management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We established a compensation committee of our board of directors. Darius James Roth, Michael Faber, Neil Harper and Whitney Baker serve as the members of the compensation committee, and Michael Faber chairs the compensation committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

●

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer’s based on such evaluation;

●

reviewing and making recommendations to our board of directors with respect to the compensation, and any incentive compensation and equity-based plans that are subject to board approval of all of our other executive officers;

●	reviewing our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;
●	producing a report on executive compensation to be included in our annual proxy statement; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, as indicated above, other than the payment of customary fees we may elect to make to members of our board of directors for director service and payment to an affiliate of our Sponsor of $20,000 per month, for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended), for administrative and support services, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, executive officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other advisor and will be directly responsible for the appointment, compensation and oversight of the work of any such advisor. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other advisor, the compensation committee will consider the independence of each such advisor, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee though we intend to form a corporate governance and nominating committee as and when required to do so by law or Nasdaq rules. In accordance with Rule 5605(e)(1)(A) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by our board of directors. Our board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Darius James Roth, Neil Harper, Michael Faber and Whitney Baker. In accordance with Rule 5605 of the Nasdaq rules, each of Darius James Roth, Neil Harper, Michael Faber and Whitney Baker is independent. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our board of directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of shareholders (or, if applicable, an extraordinary general meeting of shareholders). Our shareholders that wish to nominate a director for election to our board of directors should follow the procedures set forth in our amended and restated memorandum and articles of association. However, prior to our Initial Business Combination, holders of our Public Shares will not have the right to recommend director candidates for nomination to our board of directors.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our board of directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. Our board of directors may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members.

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the registration statement for our Initial Public Offering. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this registration statement or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Conflicts of Interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)	directors should not improperly fetter the exercise of future discretion;
(iv)	duty to exercise powers fairly as between different sections of shareholders;
(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the Company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our executive officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including, without limitation, the Funds and/or their portfolio companies, pursuant to which such executive officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, if any of our executive officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity.

To address the matters set out above, our amended and restated memorandum and articles of association provide that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in any business combination opportunity: (i) which may be a corporate opportunity for both us and our Sponsor and its affiliates or any entities for which any of our directors and/or officers serve as directors, managers, officers, members, partners, managing members, employees and/or agents or (ii) the presentation of which would breach a legal obligation of a director or officer to another entity, and we will waive any claim or cause of action we may have in respect thereof. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the Company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our executive officers or directors will materially affect our ability to complete our Initial Business Combination.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual	Entity	Entity’s Business	Affiliation
Roberta Brzezinski	Capitalworks	Alternative Asset Management	Managing Partner of Capitalworks Emerging Markets

Olivia Ouyang	Capitalworks	Alternative Asset Management	Senior Advisor to Capitalworks Emerging Markets

	Willett Advisors	Philanthropic Asset Management	Head of Global Venture and Asia

Herman G. Kotzé	Capitalworks	Alternative Asset Management	Executive; Special Projects
	21.Finance AG	Software Development	Chairman

Whitney Baker	Totem Macro LLC	EM Macro Strategy and Consultancy	Founder, sole member

Michael Faber	CPI Aerostructures, Inc.	Aircraft component manufacturer	Director

	NextPoint Management Company, Inc.	Family office advisory	Director and Chief Executive Officer

	Invesque, Inc.	Health Care Real Estate	Director

Neil Harper	Turk Ventures Advisory Limited	Advisor to / Manager of Turkish Private Equity Funds	Chairman

	Zamo Capital LLP	Advisor to / Manager of European Private Markets Impact Funds	Chairman

	National Trust for Scotland	Charity	Investment Committee Member

Darius James Roth	Zamo Capital LLP	Advisor to / Manager of European Private Markets Impact Funds	Founder

	University of Edinburgh Endowment and Investment Fund	Investment	Investment Committee Member

In addition, our Sponsor and our executive officers and directors may Sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an Initial Business Combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an Initial Business Combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our Initial Business Combination.

Investors should also be aware of the following other potential conflicts of interest:

●

Our executive officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Initial Business Combination. Each of our executive officers and directors is engaged in several other business endeavors for which he or she may be entitled to substantial compensation, and our executive officers and directors are not obligated to contribute any specific number of hours per week to our affairs.

●

Our initial shareholders purchased founder shares prior to the prospectus for our IPO, and our Sponsor will purchase Private Placement Warrants in a transaction that will close simultaneously with the closing of our IPO. Our Sponsor and each member of our management team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and Public Shares in connection with the completion of our Initial Business Combination. Additionally, our Sponsor and each member of our management team have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our Initial Business Combination within the prescribed time frame. If we do not complete our Initial Business Combination within the prescribed time frame, the Private Placement Warrants will expire worthless. Furthermore, our Sponsor and each member of our management team have agreed not to transfer, assign or sell any of their founder shares until the earlier to occur of: (i) one year after the completion of our Initial Business Combination or (ii) the date following the completion of our Initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our Initial Business Combination, the founder shares will be released from the lockup. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable until 30 days following the completion of our Initial Business Combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our Initial Business Combination.

●

Our executive officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such executive officers and directors was included by a target business as a condition to any agreement with respect to our Initial Business Combination.

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor or members of our management team, or completing the business combination through a joint venture or other form of shared ownership with our Sponsor or members of our management team, although we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). In the event we seek to complete an Initial Business Combination with a target that is affiliated with our Sponsor or members of our management team, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such an Initial Business Combination is fair to our Company from a financial point of view. We are not required to obtain such an opinion in any other context.

In addition, in order to finance transaction costs in connection with a business combination or for other matters, our Sponsor or an affiliate of our Sponsor or certain members of our management team may or in order to extend the period of time to consummate an Initial Business Combination, our Sponsor may, but is not obligated to, loan our Company funds as may be required or make additional investments in the Company in connection with the Initial Business Combination, except for the Forward Purchase Agreement entered into by the Forward Purchase Investor. If we complete a business combination, we would repay these loans, without interest, out of the proceeds of the trust account released to us, or at the lender’s discretion, up to a maximum of $1,500,000 of such loans to finance such transaction costs or for such other matters and up to a maximum of $2,300,000 of such loans to extend such period of time to consummate an Initial Business Combination (including loans made in connection with a business combination, the payment of offering expenses or otherwise) may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant. These warrants would be identical to the Private Placement Warrants. Otherwise, these loans would be repaid only out of funds held outside the trust account. In the event that a business combination does not close, we may use a portion of proceeds held outside the trust account to repay these loans, but no proceeds held in the trust account would be used to repay these loans. Except for the foregoing, the terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans.

In no event will our Sponsor or any of our existing executive officers or directors, or any of their respective affiliates, be paid by the Company any finder’s fee, consulting fee or other compensation prior to, or for any

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s amended and restated memorandum and articles of association may provide for indemnification of executive officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our executive officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our executive officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our executive officers and directors.

Our executive officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the trust account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the trust account for any reason whatsoever. Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the trust account or (ii) we consummate an Initial Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our executive officers or directors. These provisions also may have the effect of reducing the likelihood of derivative litigation against our executive officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our executive officers and directors pursuant to these indemnification provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced executive officers and directors.

Item 11. Executive Compensation.

We entered into an agreement with the Sponsor whereby, commencing on the date our units were first listed on Nasdaq through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support. For the period from April 20, 2021 to March 31, 2022, the Company incurred $80,000 of administrative services under this arrangement.

Except as described herein, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

After the completion of our Initial Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Initial Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Initial Business Combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after our Initial Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our Initial Business Combination will be a determining factor in our decision to proceed with any potential Initial Business Combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past year has served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Compensation Committee Report

As a smaller reporting company, we are not required to provide disclosure pursuant to this item.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of July 13, 2022 by:

●	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;
●	each of our officers and directors; and
●	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Warrants as they are not exercisable within 60 days of the date of this Annual Report.

The beneficial ownership of each class of our ordinary shares is based on 23,000,000 Class A Ordinary Shares and 5,750,000 Class B ordinary shares issued and outstanding as of July 13, 2022.

	Number of	Approximate	Number of	Approximate
	Class A	Percentage of	Class B	Percentage of
	Ordinary	Outstanding	Ordinary	Outstanding
	Shares	Class A	Shares	Class B
	Beneficially	Ordinary	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned	Shares	Owned(2)	Shares(2)
CEMAC Sponsor LP(3)	—	—	5,750,000	100.0%
Robert Brzezinski	—	—	—	—
Herman G. Kotzé	—	—	—	—
Olivia Ouyang	—	—	—	—
Whitney Baker	—	—	—	—
Michael Faber	—	—	—	—
Neil Harper	—	—	—	—
Darius James Roth	—	—	—	—
All executive officers and directors as a group (seven individuals)	—	—	—	—
Weiss Asset Management LP(4)	1,520,000	6.6%	—	—
Highbridge Capital Management, LLC(5)	1,538,352	6.7%	—	—
Saba Capital Management, L.P.(6)	1,978,143	8.6%	—	—
(1)	Unless otherwise noted, the business address of each of the following is c/o Capitalworks Emerging Markets Acquisition Corp, 353 Lexington Avenue, Suite 502, New York, New York 10016.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment as more fully described under the heading “Description of Securities-Founder Shares” of our final prospectus (File No. 333-260513), filed in connection with our Initial Public Offering.
(3)	CEMAC Sponsor LP is the record holder of the shares reported herein. CEMAC Sponsor GP is the general partner of CEMAC Sponsor LP and has voting and investment discretion over the securities held by CEMAC Sponsor LP. Robert Oudhof is the sole director of CEMAC Sponsor GP and has voting and investment discretion over the securities held by CEMAC Sponsor GP. Robert Oudhof disclaims any beneficial ownership of the securities held by CEMAC Sponsor LP other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Each member of our management team has a pecuniary interest in CEMAC Sponsor LP; however, those individuals do not exercise voting or dispositive control over any of the shares held by CEMAC Sponsor LP. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	According to a Schedule 13G filed with the SEC on February 7, 2022, Weiss Asset management LP (“Weiss”) is the holder of the Class A ordinary shares reported herein. Weiss is the sole investment manager to a private investment partnership (the “Weiss Partnership”) and private investment funds (the “Weiss Funds”), with respect to the Class A ordinary shares directly held by Weiss. WAM GP (“WAM”) is the sole general partner of Weiss, with respect to the Class A ordinary shares directly held by Weiss. Andrew Weiss is the managing member of WAM, with respect to the Class A ordinary shares directly held by Weiss. Shares reported Weiss, WAM and Andrew Weiss include shares beneficially owned by the Weiss Partnership and the Weiss Funds. Each of Weiss, WAM and Andrew Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The address of the principal business office of each of the Weiss, WAM and Andrew Weiss is 222 Berkeley Street, 16th floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G/A filed with the SEC on February 9, 2022, Highbridge Capital Management, LLC (“Highbridge”) is the holder of the Class A ordinary shares reported. Highbridge serves as investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the Class A ordinary shares directly held by the Highbridge Funds. The address of the principal business office of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Saba Capital Management, L.P. (“Saba Capital”) is the holder of the Class A ordinary shares reported. Saba Capital, Saba Capital Management GP, LLC and Mr. Boaz Weinstein have entered into a Joint Filing Agreement, dated December 10, 2021, with respect to the Class A ordinary shares directly held by Saba Capital. The address of the principal business office of each of the foregoing is 405 Lexington Avenue, 58th Floor, New York, New York 10174.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 12, 2021, CEMAC Sponsor LP, our Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of the Company’s offering costs in exchange for 5,750,000 Founder Shares.

The Founder Shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the Company’s Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Company’s Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Public Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or the Company’s officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The Sponsor and the Company’s officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, or (ii) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of the Company’s shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances

(the lock-up). Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (2) if the Company consummates a transaction after the Initial Business Combination which results in the Company’s shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

Private Placement Warrants

The Sponsor purchased an aggregate of 11,700,000 Private Placement Warrants, 10,500,000 of which were purchased in a private placement simultaneously with the closing of the IPO and 1,200,000 of which were purchased in a private placement simultaneously with the sale of the Over-Allotment Units, at a price of $1.00 per Private Placement Warrant, or $11,700,000 in the aggregate. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the sale of the Private Placement Warrants to the Sponsor were added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete an Initial Business Combination within 24 months after the closing of the IPO, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

The Company entered into the Forward Purchase Agreement (the “Forward Purchase Agreement”) with Camber Base, LLC, (“Camber”) which provides for the purchase of up to $20,000,000 of Units, with each Unit consisting of one Class A Ordinary Share (the “Forward Purchase Shares”) and one-half of one redeemable Warrant (the “Forward Purchase Warrants”) to purchase one Class A Ordinary Share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of an Initial Business Combination.

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Related Party Loans

On May 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. During the period ended March 31, 2022, the Company borrowed $280,000 pursuant to the Promissory Note agreement. As of March 31, 2022, the amounts outstanding under the Promissory Note were paid in full.

Administrative Services Agreement

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

For the period from April 20, 2021 (inception) through March 31, 2022, the Company incurred and paid $80,000 of administrative services under this arrangement.

Item 14. Principal Accounting Fees and Services.

Fees for professional services provided by our independent registered public accounting firm for the last two fiscal years include:

For the
period from
April 20, 2021
(Inception)
through

March 31, 2022
Audit Fees (1)	$93,730
Audit-Related Fees (2)	$—
Tax Fees (3)	$—
All Other Fees (4)	$—
Total	$93,730
(1)	Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings.
(2)	Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards.
(3)	Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice.
(4)	All Other Fees. All other fees consist of fees billed for all other services.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed after our financial statements were first audited. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements: See “Index to Financial Statements” at “Item 8. Financial Statements and Supplementary Data” herein.

(b)Financial Statement Schedules. All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

(c)	Exhibits: The exhibits listed in the Exhibit Index below are filed or incorporated by reference as part of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary.

Not applicable.

Exhibit Index

Exhibit Number	Description
3.1

Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

4.1

Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

4.4

Warrant Agreement, dated November 30, 2021, between the registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

4.5*	Description of the registrant’s Securities.
10.1

Letter Agreement, dated November 30, 2021, among the registrant, CEMAC Sponsor LP and each of the executive officers and directors of the registrant (incorporated by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

10.2

Investment Management Trust Agreement, dated November 30, 2021, between the registrant and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

10.3

Registration Rights Agreement, dated November 30, 2021, among the registrant, CEMAC Sponsor LP and certain securityholders (incorporated by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

10.4

Private Placement Warrants Purchase Agreement, dated November 30, 2021, between the registrant and CEMAC Sponsor LP (incorporated by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

10.5

Form of Indemnity Agreement, (incorporated by reference to Exhibit 10.5 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

10.6

Administrative Services Agreement, dated November 30, 2021, between the registrant and Capitalworks Investment Partners International Limited (incorporated by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K (File No. 001-41108), filed with the Securities and Exchange Commission on December 6, 2021).

10.7

Securities Subscription Agreement, dated May 12, 2021, between the registrant and CEMAC Sponsor LP (incorporated by reference to Exhibit 10.7 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

10.8

Promissory Note, dated May 12, 2021, issued by the registrant (incorporated by reference to Exhibit 10.6 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

10.9

Forward Purchase Agreement, dated June 15, 2021, between the registrant and Camber Base, LLC (incorporated by reference to Exhibit 10.9 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

14

Form of Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14 to the registrant’s Registration Statement on Form S-1 (File No. 333-260513), filed with the Securities and Exchange Commission on October 27, 2021).

24	Power of Attorney (included on signature page of this report).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document contained in Exhibit 101

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 14, 2022	CAPITALWORKS EMERGING MARKETS ACQUISITION CORP.

	By:	/s/ Roberta Brzezinski
		Name:	Roberta Brzezinski
		Title:	Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Roberta Brzezinski his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the United States Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Roberta Brzezinski	Chief Executive Officer	July 14, 2022
Roberta Brzezinski	(Principal Executive Officer)

/s/ Herman G. Kotzé	Chief Financial Officer	July 14, 2022
Herman G. Kotzé	(Principal Financial and Accounting Officer)

/s/ Whitney Baker	Director	July 14, 2022
Whitney Baker

/s/ Michael Faber	Director	July 14, 2022
Michael Faber

/s/ Neil Harper	Director	July 14, 2022
Neil Harper

/s/ Olivia Ouyang	Director	July 14, 2022
Olivia Ouyang

/s/ Darius James Roth	Director	July 14, 2022
Darius James Roth

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capitalworks Emerging Markets Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Capitalworks Emerging Markets Acquisition Corp. (the “Company”) as of March 31, 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from April 20, 2021 (inception) through March 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2022, and the results of its operations and its cash flows for the period from April 20, 2021 (inception) through March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Restatement of the 2021 Financial Statements

As discussed in Note 2 to the financial statements, the financial statements for the period from April 20, 2021 (inception) through December 31, 2021 have been restated.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of March 31, 2022, are not sufficient to complete its planned activities.. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

July 14, 2022

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

BALANCE SHEET

As of March 31, 2022

ASSETS
Current Assets:
Cash	$969,261
Due from Sponsor	25,000
Prepaid expenses	400,952
Other current assets	44,626
Total Current Assets	1,439,839

Investments held in Trust Account	234,616,409
Prepaid expenses – non-current	64,372
Total Assets	$236,120,620

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$99,972
Accrued offering costs	71,812
Total Current Liabilities	171,784

Derivative warrant liabilities	4,176,000
Forward Purchase Agreement Liability	270,428
Deferred underwriting commission	8,050,000

Total Liabilities	12,668,212

COMMITMENTS AND CONTINGENCIES (Note 7)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	234,616,409

Shareholders’ deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575
Additional paid-in capital	—
Accumulated deficit	(11,164,576)
Total Shareholders’ Deficit	(11,164,001)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,120,620

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF OPERATIONS

For the Period
April 20, 2021 (Inception)
Through March 31, 2022

EXPENSES
General and administrative services - related party	$80,000
Operating expenses	334,046
TOTAL EXPENSES	414,046

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	16,409
Transaction costs allocable to derivative liabilities	(799,766)
Change in fair value of Forward Purchase Agreement Liability	(74,696)
Change in fair value of derivative warrants	20,530,500
TOTAL OTHER INCOME - NET	19,672,447

Net income attributable to ordinary shares	$19,258,401

Weighted average number of Class A ordinary shares outstanding, basic and diluted	7,866,667
Basic and diluted net income per Class A ordinary share	$1.41

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000
Basic and diluted net income per Class B ordinary share	$1.41

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD APRIL 20, 2021 (INCEPTION) THROUGH MARCH 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 20, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Cash received in excess of fair value of Private Placement Warrants	—	—	1,532,700	—	1,532,700

Fair value of Forward Purchase Agreement	—	—	195,732	—	195,732

Remeasurement of Class A ordinary shares to redemption value	—	—	(1,752,857)	(30,422,977)	(32,175,834)

Net income	—	—	—	19,258,401	19,258,401
Balance as of March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF CASH FLOWS

For the period
April 20, 2021
(Inception) Through
March 31, 2022
Cash Flows From Operating Activities:
Net income	$19,258,401
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investment held in Trust Account	(16,409)
Change in fair value of derivative warrant liabilities	(20,530,500)
Change in fair value of Forward Purchase Agreement Liability	74,696
Transaction costs allocable to derivative liabilities	799,766
Changes in operating assets and liabilities:
Prepaid expenses	(465,324)
Due from Sponsor	25,000
Accounts payable and accrued expenses	55,346
Accrued offering costs	40,000
Net Cash Used In Operating Activities	(759,024)

Cash Flows From Investing Activities:
Investment held in Trust Account	(234,600,000)
Net Cash Used In Investing Activities	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	225,400,000
Proceeds from sale of Private Placement Warrants	11,700,000
Proceeds from note payable	280,000
Payment on note payable	(280,000)
Repayment of related party advances	(25,000)
Payment of offering costs	(746,715)
Net Cash Provided By Financing Activities	236,328,285

Net change in cash	969,261
Cash at beginning of period	—
Cash at end of period	$969,261

Supplemental disclosure of non-cash financing activities:
Deferred underwriters’ commissions charged to additional paid-in capital in connection with the Public Offering	$8,050,000
Initial classification of fair value of Public warrants	$26,239,200
Deferred offering costs paid in exchange for Class B ordinary shares	$25,000
Remeasurement adjustment	$31,980,102
Deferred offering costs paid by related party	$25,000
Initial measurement of Forward Purchase Agreement Liability	$195,732

The accompanying notes are an integral part of the financial statements.

F-6

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2022

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected March 31 as its fiscal year end.

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units being offered, the “Public Shares”), generating gross proceeds of $200,000,000, which is described in Note 4.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $969,261 was held outside of the Trust Account on March 31, 2022 and available for working capital purposes. As described in Note 7, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, management agreed that $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were deposited into a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Memorandum and Articles of Association, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s Initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-Initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (the ‘Combination Period”) (or 18 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to us to pay our taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

Going Concern Consideration

As of March 31, 2022, the Company had cash of approximately $969,000 and working capital of approximately $1.3 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an Initial Business Combination within 15 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet.

Additionally, as a result of the military action commenced in February 2022 by the Russian Federation and Belarus in the country of Ukraine and related economic sanctions, the Company’s ability to consummate a Business Combination, or the operations of a target business with which the Company ultimately consummates a Business Combination, may be materially and adversely affected. In addition, the Company’s ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of this action and related sanctions on the world economy and the specific impact on the Company’s financial position, results of operations and/or ability to consummate a Business Combination are not yet determinable.

The financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

In June 2022, the Company concluded that, because of a misapplication of the accounting guidance related to its Forward Purchase Agreement, the Company issued in December 2021, the Company’s previously issued financial statement for the Affected Period (as defined below) should no longer be relied upon. As such, the Company is restating its financial statement for the Affected Periods.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s financial statements as opposed to equity. Since issuance in December 2021, the Company’s Forward Purchase Agreement was accounted for as equity within the Company’s previously reported financial statements, and after discussion and evaluation, management concluded that the Forward Purchase Agreement should be presented as a liability as of the IPO date reported at fair value with subsequent fair value remeasurement at each reporting period.

Historically, the Forward Purchase Agreement was reflected as a component of equity as opposed to liabilities on the balance sheet based on the application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its Forward Purchase Agreement and the Company’s application of ASC 815-40 to the Forward Purchase Agreement. The Company reassessed its accounting for the Forward Purchase Agreement issued in June 2022, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Forward Purchase Agreement should be classified as a liability and measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statement as of December 3, 2021 and December 31, 2021 (the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for the Forward Purchase Agreement and should no longer be relied upon.

Impact of the Restatement

The following tables summarize the effect of the restatement on each of the line items in the financial statements as of the dates and for the periods, indicated:

	As Previously
	Reported	Adjustment	As restated
Balance sheet as of December 3, 2021 (audited)
Forward Purchase Agreement liability	$—	$195,732	$195,732
Total liabilities	35,067,399	195,732	35,263,131
Accumulated deficit	(32,594,353)	(195,732)	(32,790,085)
Total shareholders’ deficit	$(32,593,778)	$(195,732)	$(32,789,510)

	As Previously
	Reported	Adjustment	As restated
Balance sheet as of December 31, 2021 (unaudited)
Forward Purchase Agreement liability	$—	$194,720	$194,720
Total liabilities	18,608,546	194,720	18,803,266
Accumulated deficit	(16,917,023)	(194,720)	(17,111,743)
Total shareholders’ equity (deficit)	$(16,916,448)	$(194,720)	$(17,111,168)

	As Previously
Statement of Operations – Three Months ended December 31, 2021 (unaudited)	Reported	Adjustments	As restated
Change in fair value of Forward Purchase Agreement liability	$—	$1,012	$1,012
Total other income - net	13,442,251	1,012	13,443,263
Net income	13,327,335	1,012	13,328,347
Basic and diluted weighted average shares outstanding, Class A ordinary shares	7,076,923	—	7,076,923
Basic and diluted net income per share of Class A ordinary shares	$1.04	$—	$1.04
Weighted average number of shares of shares outstanding, Class A ordinary shares	5,750,000	—	5,750,000
Basic and diluted net income per share of Class B ordinary shares	$1.04	$—	$1.04

	As Previously
Statement of Operations – For the Period From April 20, 2021 (Inception) Through December 31, 2021 (unaudited)	Reported	Adjustments	As restated
Change in fair value of Forward Purchase Agreement liability	$—	$1,012	$1,012
Total other income - net	13,442,251	1,012	13,443,263
Net income	13,316,729	1,012	13,317,741
Basic and diluted weighted average shares outstanding, Class A ordinary shares	2,525,490	—	2,525,490
Basic and diluted net income per share of Class A ordinary shares	$1.61	$—	$1.61
Weighted average number of shares of shares outstanding, Class A ordinary shares	5,750,000	—	5,750,000
Basic and diluted net income per share of Class B ordinary shares	$1.61	$—	$1.61

	As Previously
Statement of Cash Flows – For the Period From April 20, 2021 (Inception) Through December 31, 2021 (unaudited)	Reported	Adjustments	As restated
Net income	$13,316,729	$1,012	$13,317,741
Change in fair value of Forward Purchase Agreement liability	—	1,012	1,012
Initial classification of Forward Purchase Agreement	$—	$195,732	$195,732

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements of the Company is presented in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the SEC.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $969,261 and no cash equivalents as of March 31, 2022.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2022, the Company had $234.6 million in investments held in the Trust Account.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the Financial Accounting Standards Board (“FASB”) ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A, “Expenses of Offering”. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $778,526 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriter fees of $12,650,000 (or $4,600,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,050,000), were allocated between temporary equity, the Public Warrants and the Private Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $778,526 were allocated to the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement and are charged to the statement of operations.

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2022, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $234,616,409 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheet.

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

At March 31, 2022, the Class A ordinary shares reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A ordinary share	(12,628,021)
Proceeds allocated to Forward Purchase Agreement	(195,732)
Proceeds allocated to Public Warrants	(13,006,500)
(25,830,253)

Plus:
Remeasurement of carrying value to redemption value	30,446,662
Class A ordinary shares subject to possible redemption	$234,616,409

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 23,200,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per common share (in dollars, except per share amounts):

	For the Period from
	April 20, 2021 (inception)
	March 31, 2022
	Class A	Class B
Basic and diluted net income per ordinary share
Numerator:
Allocation of net income, as adjusted	$11,126,028	$8,132,373
Denominator:
Basic and diluted weighted average shares outstanding	7,866,667	5,750,000

Basic and diluted net income per ordinary share	$1.41	$1.41

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

See Note 10 for additional information regarding liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are a derivative instrument. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in FASB ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Due to the terms within the warrant agreement, as of March 31, 2022 and for all periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used to calculate the fair value of the Private Placement Warrants as of each relevant reporting date. Upon issuance of the Private Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of private warrant liabilities over the proceeds received.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt -Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”)”, which simplifies accounting for convertible instruments by removing major separation models required under current US GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 upon inception. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statement.

NOTE 4 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A common shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. See Note 9.

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

NOTE 5 — PRIVATE PLACEMENTS

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

NOTE 6 — RELATED PARTIES

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of March 31, 2022, there was $25,000 due to the Company from the Sponsor as shown on the balance sheet.

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended). Upon completion of the Initial Business Combination or the

Company’s liquidation, the Company will cease paying these monthly fees. During the period ended March 31, 2022, the Company incurred and paid $80,000 of expenses.

Promissory Note — Related Party

On May 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended March 31, 2022, the Company borrowed $280,000 pursuant to the Promissory Note agreement. As of March 31, 2022, the amounts outstanding under the Promissory Note were paid in full.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

The Company will have until 15 months from the closing of the Initial Public Offering to consummate an Initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an Initial Business Combination within such 15-month period (an “Automatic Extension”). If the Company anticipates that it may not be able to consummate its Initial Business Combination within 15 months and is not entitled to an Automatic Extension, it may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Company’s amended and restated memorandum and articles of association and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its Initial Business Combination in connection with a Paid Extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the applicable deadline, must deposit into the Trust Account $2,300,000 on or prior to the date of the applicable deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan will be non-interest bearing and payable upon the consummation of the Company’s Initial Business Combination. If the Company completes its Initial Business Combination, it would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to make any Extension Loan.

NOTE 7 — COMMITMENTS AND CONTINGENCIES

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

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement (a “Forward Purchase Agreement”) with Camber Base, LLC, (“Camber”) which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one Class A Ordinary Share (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”) to purchase one Class A Ordinary Share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Camber’s commitment to purchase securities pursuant to the Forward Purchase Agreement is intended to provide the Company with a minimum funding level for a Business Combination. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to the sellers in a Business Combination, expenses in connection with a Business Combination or for working capital in the post-transaction company. Subject to the conditions in the Forward Purchase Agreement, the purchase of the Forward Purchase Securities will be a binding obligation of the Company, regardless of whether any Class A Ordinary Shares are redeemed by the public shareholders in connection with a Business Combination.

NOTE 8 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were no Class A Ordinary Shares issued or outstanding. As of March 31, 2022, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying balance sheet.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of our shareholders except as otherwise required by law. In connection with our Initial Business Combination, we may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The shares of Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment. In the case that additional Class A Ordinary Shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which shares of Class B ordinary shares shall convert into Class A Ordinary Shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A Ordinary Shares issuable upon conversion of all shares of Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A Ordinary Shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A Ordinary Shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

Dividends

The Company has not paid any cash dividends on the ordinary shares to date and does not intend to pay cash dividends prior to the completion of the Initial Business Combination.

NOTE 9 — WARRANTS LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants were issued upon separation of the Units and only whole warrants trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

The Company will not be obligated to deliver any shares of Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A Ordinary Shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, and within 60 business days following a Business Combination to have declared effective, a registration statement covering the issuance of the Class A Ordinary Shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A Ordinary Shares until the warrants expire or are redeemed. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00 — Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

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

●	Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00 — Once the warrants become exercisable, the Company may redeem the outstanding warrants:
●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of shares of Class A ordinary share) as the outstanding public warrants, as described above.

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

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 23,200,000 warrants to be issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company will classify each warrant as a liability at its fair value and the warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $26,239,200 on the balance sheet. The proceeds received from the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $1,532,700 to the statement of operations.

NOTE 10 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,
Description	Level	2022

Investments held in Trust Account	1	$234,616,409

Liabilities:
Warrant liability – Private Placement Warrants	2	$2,106,000
Warrant liability – Public Warrants	1	2,070,000
Forward Purchase Agreement liability	2	270,428

The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the balance sheet. The warrant liabilities and Forward Purchase Agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants and the Forward Purchase Agreement liability. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Warrants, (iii) the sale of the Forward Purchase Agreement and (iv) the issuance of Class B ordinary shares, first to the warrants and the Forward Purchase Agreement based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. Upon initial issuance, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the Company’s common stock. Due to the attributes of the Private Warrants, at March 31, 2022, the Private Warrants were valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of the derivative warrants measured at fair value on a recurring basis using significant unobservable inputs (Level 2) during the period ended March 31, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, April 20, 2021	$—
Derivative liabilities recorded on issuance of derivative warrants	26,239,200
Transfer of Public Warrants to Level 1 measurement	(2,070,000)
Transfer of Private Placement Warrants to Level 2 measurement	(2,106,000)
Change in fair value of derivative liabilities	(22,063,200)
Balance, March 31, 2022	$—

As of December 3, 2021, the key inputs into the modified Black-Scholes model were as follows at initial measurement:

	December 3, 2021
Stock price	$10.00
Exercise price	$11.50
Risk-free interest rate	1.14%
Expected life of warrants	6.0	years
Expected volatility of underlying shares	17.0%
Dividend yield	0%
Probability of a business combination	85.0%

As described above, due to the attributes of the Private Warrants, at March 31, 2022, the Private Warrants were valued using the Company’s Public Warrants publicly listed trading price.

As of March 31, 2022, the warrant derivative liability was $4,176,000. In addition, for the period ended March 31, 2022, the Company recorded $22,063,200 as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $1,532,700 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the statement of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the Company’s common stock. Due to the attributes of the Forward Purchase Agreement, at March 31, 2022, the Forward Purchase Agreement was valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of the Forward Purchase Agreement at fair value on a recurring basis using significant unobservable inputs (Level 2) during the period ended March 31, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, April 20, 2021	$—
Liability recorded on issuance of Forward Purchase Agreement	195,732
Transfer of Forward Purchase Agreement liability to Level 2 measurement	(270,428)
Change in fair value of Forward Purchase Agreement liability	74,696
Balance, March 31, 2022	$—

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	March 31,		December 3,
	2022		2021
Risk-free interest rate	1.53%		0.45%
Expected life of Forward Purchase Agreement	0.92	years	1.17	years
Dividend yield	0%		0%
Probability of business combination	80.0%		85.0%

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the financial statements.

60