Form 10-Q
period 2022-06-30
Capitalworks Emerging Markets Acquisition Corp
filed 2022-08-15
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of August 12, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

		Page
PART 1 – FINANCIAL INFORMATION		3
Item 1.	Condensed Financial Statements
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and March 31, 2022 (audited)	3
	Unaudited Condensed Statements of Operations for the three months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2022	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the three months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2022	5
	Unaudited Condensed Statements of Cash Flows for the three months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2022	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
SIGNATURES		32

PART 1 – FINANCIAL INFORMATION

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	June 30,	March 31,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$783,767	$969,261
Due from Sponsor	25,000	25,000
Prepaid expenses	388,622	400,952
Other current assets	—	44,626
Total Current Assets	1,197,389	1,439,839

Investments held in the Trust Account	234,923,719	234,616,409

Prepaid expenses - non-current	—	64,372
Total Assets	$236,121,108	$236,120,620

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$113,098	$99,972
Accrued offering costs	71,812	71,812
Total Current Liabilities	184,910	171,784

Derivative warrant liabilities	2,322,320	4,176,000
Forward Purchase Agreement Liability	503,272	270,428
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	11,060,502	12,668,212

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	234,923,719	234,616,409

Stockholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,863,688)	(11,164,576)
Total Shareholders' Deficit	(9,863,113)	(11,164,001)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,121,108	$236,120,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three	For the Period April 20,
	Months Ended	2021 (Inception) Through
	June 30,	June 30,
	2022	2021
EXPENSES
General and administrative services - related party	$60,000	$—
Operating expenses	259,948	10,606
TOTAL EXPENSES	319,948	10,606

OTHER INCOME (EXPENSES)
Investment income earned on investment held in Trust Account	307,310	—
Change in fair value of Forward Purchase Agreement Liability	(232,844)	—
Change in fair value of derivative warrants	1,853,680	—
TOTAL OTHER INCOME - NET	1,928,146	—

Net income (loss) attributable to ordinary shares	$1,608,198	$(10,606)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000	—
Basic and diluted net income per Class A ordinary share	$0.06	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B ordinary share	$0.06	$(0.00)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance as of June 30, 2022	5,750,000	$575	$—	$(9,863,688)	$(9,863,113)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH JUNE 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder's
	Shares	Amount	Capital	Deficit	Equity
Balance, April 20, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(10,606)	(10,606)
Balance, June 30, 2021	5,750,000	$575	$24,712	$(10,606)	$14,394

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the
		Period
		From
		April 20,
		2021
	For the Three Months	(Inception)
	Ended	Through
	June 30,	June 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$1,608,198	$(10,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	10,606
Investment income earned on investments held in the Trust Account	(307,310)	—
Change in fair value of derivative warrant liabilities	(1,853,680)
Change in fair value of Forward Purchase Agreement Liability	232,844
Changes in operating assets and liabilities:
Prepaid expenses	76,702	—
Other current assets	44,626	—
Accounts payable and accrued expenses	13,126	—
Net Cash Used In Operating Activities	(185,494)	—

Net change in cash	(185,494)	—

Cash at beginning of period	969,261	—
Cash at end of period	$783,767	$—

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$24,820
Deferred offering costs paid in exchange for Class B shares	$—	$25,000
Deferred offering costs paid by related party	$—	$25,000
Class A Common Stock measurement adjustment	$307,310	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected March 31 as its fiscal year end.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $783,767 was held outside of the Trust Account on June 30, 2022 and available for working capital purposes. As described in Note 7, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

Going Concern Consideration

As of June 30, 2022, the Company had cash of approximately $784,000 and working capital of approximately $1.0 million. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an Initial Business Combination within 15 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an Initial Business Combination or the winding up of the Company as stipulated in the Company's amended and restated memorandum of association.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 31, 2022 filed with the SEC on Form 10-K on July 15, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.

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

Use of Estimates

The preparation of the financial statements in conformity with US GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $783,767 and no cash equivalents as of June 30, 2022.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At June 30, 2022 and March 31, 2022, the Company had $234.9 million and $234.6 million in investments held in the Trust Account, respectively.

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

Class A ordinary shares subject to possible redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480 “Distinguishing Liabilities from Equity”. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2022 and March 31, 2022, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $234,923,719 and $234,616,409 are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.

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

At June 30, 2022 and March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A ordinary share	(12,628,021)
Proceeds allocated to Forward Purchase Agreement	(195,732)
Proceeds allocated to Public Warrants	(13,006,500)
(25,830,253)

Plus:
Remeasurement of carrying value to redemption value	30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	307,310
Class A ordinary shares subject to possible redemption – June 30, 2022	$234,923,719

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

		For the Period from April 20, 2021
	Three months ended	(inception) through
	June 30,	June 30,
	2022	2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$1,286,558	$—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net income per share, Class A ordinary share	$0.06	$—
Class B ordinary share
Numerator: Income (loss) allocable to Class B ordinary share	$321,640	$(10,606)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.06	$(0.00)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed balance sheets.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging.” The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are a derivative instrument. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one share of the Company’s Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”), and one-half of one redeemable warrant of the Company (each whole warrant, a “Warrant”), with each whole Warrant entitling the holder thereof to purchase one whole Class A ordinary share at a price of $11.50 per share, subject to adjustment. See Note 9.

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of June 30, 2022 and March 31, 2022, there was $25,000 due to the Company from the Sponsor as shown on the condensed balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended). Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three month ended June 30, 2022, the Company incurred and paid $60,000 of expenses.

Promissory Note — Related Party

On May 12, 2021, the Sponsor issued an unsecured promissory note to the Company (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period ended March 31, 2022, the Company borrowed $280,000 pursuant to the Promissory Note agreement. Such borrowings were repaid in full during the period ended March 31, 2022. As of June 30, 2022 and March 31, 2022, no amounts were outstanding under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of June 30, 2022 and March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

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

Camber’s commitment to purchase securities pursuant to the Forward Purchase Agreement is intended to provide the Company with a minimum funding level for a Business Combination. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to be paid to the sellers in a Business Combination, to pay for expenses incurred in connection with a Business Combination or for working capital in the post-transaction company. Subject to the conditions in the Forward Purchase Agreement, the purchase of the Forward Purchase Securities will be a binding obligation of the Company, regardless of whether any Class A Ordinary Shares are redeemed by the public shareholders in connection with a Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares — The Company is authorized to issue 5,000,000 shares of preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and March 31, 2022, there were no shares of preferred shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A Ordinary Shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were no Class A Ordinary Shares issued or outstanding. As of June 30, 2022 and March 31, 2022, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2022 and March 31, 2022, there were 5,750,000 shares of Class B ordinary shares issued and outstanding.

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

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $26,239,200 on the condensed balance sheets. The proceeds received from the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $1,532,700 to the statement of operations.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value at June 30, 2022 and March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	March 31,
Description	Level	2022	2022
Assets:
Investments held in Trust Account	1	$234,923,719	$234,616,409
Liabilities:
Warrant liability – Private Placement Warrants	2	$1,171,170	$2,106,000
Warrant liability – Public Warrants	1	1,151,150	2,070,000
Forward Purchase Agreement liability	3	503,272	270,428

The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the condensed balance sheets. The warrant liabilities and Forward Purchase Agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The Warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of June 30, 2022 and March 31, 2022, the Public Warrants were valued using the instrument’s publicly listed trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Private Warrants, at June 30, 2022 and March 31, 2022, the Private Warrants were valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of June 30, 2022 and March 31, 2022, the warrant derivative liability was $2,322,320 and $4,176,000, respectively. In addition, for the three months ended June 30, 2022, the Company recorded $1,853,680 as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $1,532,700 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Forward Purchase Agreement, at June 30, 2022 and March 31, 2022, the Forward Purchase Agreement was valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 3 fair value measurement.

As of June 30, 2022 and March 31, 2022, the forward purchase agreement liability was $503,272 and $270,428, respectively. In addition, for the three months ended June 30, 2022, the Company recorded $232,844 as a loss on the change in fair value of the derivative warrants on the condensed statements of operations.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of the Forward Purchase Agreement at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended June 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, April 1, 2022	$270,428
Change in fair value of Forward Purchase Agreement liability	232,844
Balance, June 30, 2022	$503,272

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	June 30,		March 31,
	2022		2022
Risk-free interest rate	2.58%		1.53%
Expected life of Forward Purchase Agreement	0.67	years	0.92	years
Dividend yield	0%		0%
Probability of business combination	80.0%		80.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment to or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities for the three months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021 have been organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents held after the Initial Public Offering and will recognize other income and expense related to the change in fair value of the derivative warrant liability and forward purchase agreement liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2022, we had net income of $1,608,198, which resulted from a gain on the change in fair value of the derivative warrant liability of $1,853,680 and interest income on investments held in a trust account (the “Trust Account”) in the amount of $307,310, partially offset by operating costs of $319,948 and a loss on the change in fair value of the forward purchase agreement liability of $232,844.

For the period from April 20, 2021 (inception) through June 30, 2021, we had net loss of $10,606, which resulted solely from operating and formation costs.

Liquidity and Capital Resources

On December 3, 2021, we consummated the Initial Public Offering of 20,000,000 Units (the “Units”) generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 10,500,000 warrants to our Sponsor at a purchase price of $1.00 per warrant (the “Private Placement Warrants”), generating gross proceeds of $10,500,000. On December 3, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Also, in connection with the exercise of the over-allotment option, our Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating additional gross proceeds of $1,200,000.

For the three months ended June 30, 2022, net cash used in operating activities was $185,494, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,853,680 and interest income on investments held in the Trust Account of $307,310, partially offset by net income of $1,608,198 and non-cash adjustment to net income related to the change in fair value of the forward purchase agreement liability of $232,844 and changes in operating assets and liabilities of $134,454.

As of June 30, 2022, we had cash of $783,767 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial business combination.

In order to finance transaction costs in connection with our initial business combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of June 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $783,767 in cash held outside the Trust Account on June 30, 2022 might not be sufficient to allow us to operate for at least 12 months from the date of this Quarterly Report, assuming that an initial business combination is not consummated during that time. Until consummation of our initial business combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

We can raise additional capital through Working Capital Loans from our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered through the mandatory liquidation date, which is 15 months from the closing of the IPO or March 3, 2023.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of operations, and/or search for a target company, the specific impact is not readily determinable as of the date of this Quarterly Report. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Global Market (“Nasdaq”), we agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended). Upon the earlier of the completion of our initial business combination or our liquidation, we will cease paying these monthly fees. During the period ended June 30, 2022, we incurred and paid $60,000 of expenses.

Registration Rights

The holders of our Class B ordinary shares (the “Founder Shares”), Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or any payments by our Sponsor or its affiliates or designees in the form of a loan, in order to extend the time available for us to consummate our initial business combination (the “Extension Loans”) (and any shares of ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a business combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments (the “Over-Allotment”), if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 3, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

The underwriter was paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, subject to certain exceptions, the underwriter is entitled to a deferred fee of $0.35 per Unit, or $8,050,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that we complete a business combination, subject to the terms of the underwriting agreement.

Forward Purchase Agreement

We entered into a forward purchase agreement (the “Forward Purchase Agreement”) with Camber Base, LLC, which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one share of Class A ordinary shares and one-half of one redeemable warrant to purchase one share of Class A ordinary shares, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a business combination.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering and as a result of the underwriter’s exercise of the Over-Allotment contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial business combination and in connection with certain amendments to our Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity.

The Class A ordinary shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering and the Over-Allotment, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable ordinary shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three months ended June 30, 2022 and for the period from April 20, 2021 (inception) through June 30, 2021, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At June 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in Financial Accounting Standards Board (“FASB”) ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, we recorded a charge of $1,532,700 for the excess fair value of private warrant liabilities over the proceeds received.

Forward Purchase Agreement

We entered into the Forward Purchase Agreement, which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one Class A ordinary share (the “Forward Purchase Shares”) and one-half of one redeemable warrant (the “Forward Purchase Warrants”) to purchase one Class A ordinary share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a business combination.

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A ordinary shares included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Recent Accounting Standards

In August 2020, FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s balance sheet.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not applicable as we are a smaller reporting company.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. In connection with the preparation of the Annual Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of June 30, 2022. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on From 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2022.

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

Changes in Internal Control Over Financial Reporting

Other than as described below, during the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the restatement of our prior period financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications and any enhancements or changes in interpretation or implementation thereof. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 3, 2021, we consummated the Initial Public Offering of 20,000,000 Units at $10.00 per Unit, generating gross proceeds of $200,000,000. We granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

Simultaneously with the closing of the Initial Public Offering, we consummated the sale of 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant in a private placement to our Sponsor, generating gross proceeds of $11,700,000.

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

Capitalworks Emerging Markets Acquisition Corp

Date: August 15, 2022	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer

Capitalworks Emerging Markets Acquisition Corp

Date: August 15, 2022	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer