Form 10-Q
period 2022-09-30
Capitalworks Emerging Markets Acquisition Corp
filed 2022-11-14
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

		Page
PART 1 – FINANCIAL INFORMATION		3
Item 1.	Financial Statements
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and March 31, 2022	3
	Unaudited Condensed Statements of Operations for the Three Months Ended September 30, 2022 and 2021, the Six Months Ended September 30, 2022 and for the Period from April 20, 2021 (Inception) through September 30, 2021	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Six Months Ended September 30, 2022 and for the Period from April 20, 2021 (Inception) through September 30, 2021	5
	Unaudited Condensed Statements of Cash Flows for the Six Months Ended September 30, 2022 and for the Period from April 20, 2021 (Inception) through September 30, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28
PART II – OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$425,579	$969,261
Due from Sponsor	—	25,000
Prepaid expenses	300,582	400,952
Other current assets	—	44,626
Total Current Assets	726,161	1,439,839

Investments held in the Trust Account	235,961,838	234,616,409

Prepaid expenses - non-current	—	64,372
Total Assets	$236,687,999	$236,120,620

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$466,151	$99,972
Accrued offering costs	71,812	71,812
Total Current Liabilities	537,963	171,784

Derivative warrant liabilities	2,088,000	4,176,000
Forward Purchase Agreement Liability	428,345	270,428
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	11,104,308	12,668,212

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	235,961,838	234,616,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(10,378,722)	(11,164,576)
Total Shareholders’ Deficit	(10,378,147)	(11,164,001)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$236,687,999	$236,120,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Six Months	For the Period April 20,
	For the Three Months Ended		Ended	2021 (Inception) through
	September 30,		September 30,	September 30,
	2022	2021	2022	2021
EXPENSES
General and administrative services - related party	$60,000	$—	$120,000	$—
Operating and formation expenses	764,281	—	1,024,229	10,606
TOTAL EXPENSES	824,281	—	1,144,229	10,606

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	1,038,120	—	1,345,429	—
Change in fair value of Forward Purchase Agreement Liability	74,927	—	(157,917)	—
Change in fair value of derivative warrants	234,320	—	2,088,000
TOTAL OTHER INCOME - NET	1,347,367	—	3,275,512	—

Net income (loss) attributable to ordinary shares	523,086	—	$2,131,283	$(10,606)

Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000	—	23,000,000	—
Basic and diluted net income per Class A ordinary share	$0.02	$—	$0.07	$—

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,000,000	5,750,000	5,000,000
Basic and diluted net income (loss) per Class B ordinary share	$0.02	$—	$0.07	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance as of June 30, 2022	5,750,000	$575	$—	$(9,863,688)	$(9,863,113)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(1,038,119)	(1,038,119)

Net income	—	—	—	523,085	523,085
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,378,722)	$(10,378,147)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balance, April 20, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(10,606)	(10,606)
Balance, June 30, 2021	5,750,000	$575	$24,712	$(10,606)	$14,394

Net loss	—	—	—	—	—
Balance, September 30, 2021	5,750,000	$575	$24,712	$(10,606)	$14,394
(1)	Includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the
		Period
		From
		April 20,
		2021
	For the Six Months	(Inception)
	Ended	through
	September 30,	September 30,
	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$2,131,283	$(10,606)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Formation and organization costs paid by related parties	—	10,606
Formation costs paid through Sponsor note		(5,686)
Investment income earned on investments held in the Trust Account	(1,345,429)	—
Change in fair value of derivative warrant liabilities	(2,088,000)
Change in fair value of Forward Purchase Agreement Liability	157,917
Changes in operating assets and liabilities:
Prepaid expenses	164,742	—
Other current assets	44,626	—
Accounts payable and accrued expenses	366,179	—
Net Cash Used In Operating Activities	(568,682)	(5,686)

Cash Flows From Financing Activities:
Proceeds from Sponsor note	—	280,000
Repayment of Sponsor note	—	(25,000)
Payment of offering costs	—	(244,374)
Due from Sponsor	25,000	—
Net Cash Provided By Financing Activities	25,000	10,626

Net change in cash	(543,682)	4,940

Cash at beginning of period	969,261	—
Cash at end of period	$425,579	$4,940

Supplemental disclosure of non-cash financing activities:

Deferred offering costs included in accrued offering costs	$—	$136,522
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$25,000
Class A ordinary shares measurement adjustment	$1,345,429	$—

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the exercise of the over-allotment option, the Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000.

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $425,579 was held outside of the Trust Account on September 30, 2022 and available for working capital purposes. As described in Note 7, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”). There is no assurance that the Company will be able to successfully effect a Business Combination. Upon the closing of the Initial Public Offering, the Company’s management agreed that $10.20 per Unit sold in the Initial Public Offering, including proceeds of the sale of the Private Placement Warrants, were deposited into the Trust Account and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any open-ended investment company that holds itself out as a money market fund investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of (i) the completion of a Business Combination and (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.20 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of associates (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASU Topic 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20). The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Sponsor has agreed (a) to waive its redemption rights with respect to any Founder Shares and Public Shares held by it in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company has not completed a Business Combination within 15 months from the closing of the Initial Public Offering (or 18 months from the closing of the Initial Public Offering if the period of time to consummate a business combination is extended) (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and its Board of Directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Going Concern Consideration

As of September 30, 2022, the Company had cash of approximately $425,600 and working capital of approximately $188,200. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within 15 months (or up to 18 months if the Company extends the period of time to consummate a business combination) from the closing of the IPO, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

The Company’s management is currently evaluating the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of the balance sheet.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC.

Certain information and note disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of September 30, 2022 filed with the SEC on Form 10-K on July 15, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and six months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, as amended (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

Making estimates requires the Company’s management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the balance sheet, which the Company’s management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $425,579 and $969,261 as of September 30, 2022 and March 31, 2022, respectively. The Company had no cash equivalents as of September 30, 2022 and March 31, 2022.

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

At September 30, 2022 and March 31, 2022, the Company had $236.0 million and $234.6 million in investments held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of the FASB Topic ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering.

Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants (as defined in Note 3) by the relative fair value method. Offering costs of $778,526 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriting commissions of $12,650,000 (or $4,600,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,050,000), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $778,526 were allocated to the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement and are charged to the statement of operations.

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2022 and March 31, 2022, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $235,961,838 and $234,616,409, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

At September 30, 2022 and March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares	(12,628,021)
Proceeds allocated to Forward Purchase Agreement	(195,732)
Proceeds allocated to Public Warrants	(13,006,500)
(25,830,253)

Plus:
Remeasurement of carrying value to redemption value	30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	1,345,429
Class A ordinary shares subject to possible redemption – September 30, 2022	$235,961,838

Net loss per share

Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 23,200,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2022	2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$418,469	$—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net income per share, Class A ordinary share	$0.02	$—
Class B ordinary share
Numerator: Income (loss) allocable to Class B ordinary share	$104,617	$—
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.02	$—

		For the Period from April 20, 2021
	Six Months Ended	(Inception) through
	September 30,	September 30,
	2022	2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$1,705,027	$—
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	—
Basic and diluted net income per share, Class A ordinary share	$0.07	$—
Class B ordinary share
Numerator: Income (loss) allocable to Class B ordinary share	$426,257	$(10,606)
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,000,000
Basic and diluted net income (loss) per share, Class B ordinary share	$0.07	$—

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC Topic 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed balance sheets.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are each a derivative instrument. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Due to the terms within the warrant agreement, as of March 31, 2022 and for all periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used to calculate the fair value of the Private Placement Warrants as of each relevant reporting date. Upon issuance of the Private Placement Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of Private Placement Warrant liabilities over the proceeds received.

Recent Accounting Standards

In August 2020, FASB issued ASU Topic 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) ("ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one Class A ordinary share, par value $0.0001 per share, and one-half of one redeemable warrant of the Company (each whole warrant, a “Public Warrant”), with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. See Note 9.

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

NOTE 4 — PRIVATE PLACEMENTS

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement and sold an aggregate of 10,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters exercised their over-allotment option in full. In connection with the exercise of the over-allotment option, the Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000. As a result of the closing of the Initial Public Offering and the exercise of the over-allotment option, the Company sold a total of 11,700,000 Private Placement Warrants generating gross proceeds of $11,700,000.

A portion of the proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Units held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of September 30, 2022 and March 31, 2022, there was $0 and $25,000, respectively, due to the Company from the Sponsor as shown on the condensed balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market (“Nasdaq”), the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a business combination is extended). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended September 30, 2022, the Company incurred and paid $60,000 and $120,000 of expenses, respectively.

Promissory Note — Related Party

On May 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period from inception to December 3, 2021, the Company borrowed $280,000 pursuant to the Promissory Note agreement. Such borrowings were repaid in full at the closing of the Initial Public Offering on December 3, 2021. No additional borrowings are allowed under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital

Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of September 30, 2022 and March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

The Company has until 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the initial 15 months and is not entitled to an Automatic Extension, it may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Company’s Charter and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the deadline, must deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, it would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to make any Extension Loan.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the full exercise of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

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

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Public Shares, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Camber’s commitment to purchase securities pursuant to the Forward Purchase Agreement is intended to provide the Company with a minimum funding level for a Business Combination. The proceeds from the sale of the Forward Purchase Securities may be used as part of the consideration to be paid to the sellers in a Business Combination, pay for expenses incurred in connection with a Business Combination or for working capital in the post-transaction company. Subject to the conditions in the Forward Purchase Agreement, the purchase of the Forward Purchase Securities will be a binding obligation of Camber, regardless of whether any Class A ordinary shares are redeemed by the public shareholders in connection with a Business Combination.

Vendor Agreements

As of September 30, 2022, the Company had incurred unpaid legal fees of approximately $169,500 which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and March 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption. As of September 30, 2022 and March 31, 2022, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2022 and March 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

Only holders of the Class B ordinary shares will have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, including holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with its initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination, on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all the Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

The Company will not be obligated to deliver any Class A ordinary share pursuant to the exercise of a warrant and will have no obligation to settle such warrant exercise unless a registration statement under the Securities Act covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is then effective and a current prospectus relating to those Class A ordinary shares is available, subject to the Company satisfying its obligations with respect to registration, or a valid exemption from registration is available. No warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of residence of the exercising holder, or an exemption from registration is available.

The Company has agreed that as soon as practicable, but in no event later than 30 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, following the closing of a Business Combination, with the SEC a registration statement covering the issuance of the shares of Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those shares of Class A ordinary shares effective until the warrants expire or are redeemed in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The Private Placement Warrants are identical to the Public Warrants, except that the Private Placement Warrants and the Class A ordinary shares issuable upon the exercise of the Private Placement Warrants will not be transferable, assignable or saleable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be exercisable on a cashless basis and be non-redeemable, except as described above, so long as they are held by the initial purchasers or their permitted transferees. If the Private Placement Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The Company accounts for the 23,200,000 warrants issued in connection with the Initial Public Offering (including 11,500,000 Public Warrants and 11,700,000 Private Placement Warrants) in accordance with the guidance contained in ASC 815-40. Such guidance provides that because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability.

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

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $26,239,200 on the condensed balance sheets. The proceeds received from the sale of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $1,532,700 to the statement of operations.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2022 and March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	March 31,
Description	Level	2022	2022
Assets:
Investments held in Trust Account	1	$235,961,838	$234,616,409
Liabilities:
Warrant liability – Private Placement Warrants	2	$1,053,000	$2,106,000
Warrant liability – Public Warrants	1	1,035,000	2,070,000
Forward Purchase Agreement liability	2	428,345	270,428

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

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants and the Forward Purchase Agreement liability. The Company allocated the proceeds received from (i) the sale of Units (which is inclusive of one Class A ordinary share and one-half of one Public Warrant), (ii) the sale of Private Placement Warrants, (iii) the sale of the Forward Purchase Agreement and (iv) the issuance of Class B ordinary shares, first to the warrants and the Forward Purchase Agreement based on their fair values as determined at initial measurement, with the remaining proceeds allocated to Class A ordinary shares subject to possible redemption (temporary equity) and Class B ordinary shares (permanent equity) based on their relative fair values at the initial measurement date. Upon initial issuance, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were classified within Level 3 of the fair value hierarchy at the measurement dates due to the use of unobservable inputs. Inherent in pricing models are assumptions related to expected share-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs.

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of September 30, 2022 and March 31, 2022, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Private Placement Warrants, at September 30, 2022 and March 31, 2022, the Private Placement Warrants were valued using the Company’s Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of September 30, 2022 and March 31, 2022, the warrant derivative liability was $2,088,000 and $4,176,000, respectively. In addition, for the three and six months ended September 30, 2022, the Company recorded $234,320 and $2,088,000, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $1,532,700 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Forward Purchase Agreement, at September 30, 2022 and March 31, 2022, the Forward Purchase Agreement was valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of September 30, 2022 and March 31, 2022, the Forward Purchase Agreement liability was $428,345 and $270,428, respectively. In addition, for the three and six months ended September 30, 2022, the Company recorded a gain of $74,927 and a loss of $157,917 on the change in fair value of the derivative warrants on the condensed statements of operations, respectively.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of the Forward Purchase Agreement at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended September 30, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, April 1, 2022	$270,428
Change in fair value of Forward Purchase Agreement liability	232,844
Balance, June 30, 2022	503,272
Transfer of Forward Purchase Agreement liability to Level 2 measurement	(428,345)
Change in fair value of Forward Purchase Agreement liability	(74,927)
Balance, September 30, 2022	$—

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	September 30,		March 31,
	2022		2022
Risk-free interest rate	3.67%		1.53%
Expected life of Forward Purchase Agreement	0.42	years	0.92	years
Dividend yield	0%		0%
Probability of business combination	70.0%		80.0%

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Capitalworks Emerging Markets Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to CEMAC Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain capitalized terms used but not defined in the below discussion and elsewhere in this Quarterly Report have the meanings ascribed to them in the footnotes to the accompanying financial statements included as part of this Quarterly Report.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements herein regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company, incorporated on April 20, 2021, as a Cayman Islands exempted company. We were incorporated for the purpose of effecting a Business Combination. We will not pursue or consummate an initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). We intend to effectuate our initial Business Combination using cash from the proceeds of our Initial Public Offering and the Private Placement, the sale of certain forward purchase securities, our shares (other backstop agreements we may enter into following the consummation of the Business Combination or otherwise), securities, debt or a combination of cash, equity and debt.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from April 20, 2021 (inception) through September 30, 2022 have been organizational activities, those necessary to prepare for the Initial Public Offering and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income from the funds held in the Trust Account and recognize other income and expense related to the change in fair value of the derivative warrant liability and Forward Purchase Agreement liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence related to our search for targets for our initial Business Combination.

For the three months ended September 30, 2022, we had net income of $523,086, which resulted from a gain on the change in fair value of the derivative warrant liability of $234,320, a gain on the change in fair value of the Forward Purchase Agreement liability of $74,927 and interest income on investments held in the Trust Account in the amount of $1,038,120, partially offset by operating costs of $824,281.

For the six months ended September 30, 2022, we had net income of $2,131,284, which resulted from a gain on the change in fair value of the derivative warrant liability of $2,088,000 and interest income on investments held in the Trust Account in the amount of $1,345,430, partially offset by operating costs of $1,144,229 and a loss on the change in fair value of the Forward Purchase Agreement of $157,917.

For the period from April 20, 2021 (inception) through September 30, 2021, we had net loss of $10,606, which resulted solely from operating and formation costs.

Liquidity and Capital Resources

On December 3, 2021, we consummated the Initial Public Offering of 20,000,000 Units generating gross proceeds of $200,000,000. Simultaneously with the closing of the Initial Public Offering, we completed the private sale of 10,500,000 Private Placement Warrants to our Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,500,000. On December 3, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the full exercise of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000. Also, in connection with the exercise of the over-allotment option, our Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating additional gross proceeds of $1,200,000.

For the six months ended September 30, 2022, net cash used in operating activities was $568,682, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $2,088,000 and interest income on investments held in the Trust Account of $1,345,429, partially offset by net income of $2,131,283 and non-cash adjustment to net income related to the change in fair value of the Forward Purchase Agreement liability of $157,917 and changes in operating assets and liabilities of $575,547.

As of September 30, 2022, we had cash of $425,579 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans as may be required. As of September 30, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $425,579 in cash held outside the Trust Account on September 30, 2022 might not be sufficient to allow us to operate until the last day of the Combination Period , assuming that an initial Business Combination is not consummated during that time. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

We can raise additional capital through Working Capital Loans from our Sponsor, an affiliate of our Sponsor or certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our acquisition plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered through the mandatory liquidation date which is 15 months from the closing of the Initial Public Offering or March 3, 2023, or, if extended in accordance with our Charter, 18 months from the closing of the Initial Public Offering or June 3, 2023.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in the Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an initial Business Combination.

Off-Balance Sheet Financing Arrangements

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a Business Combination is extended). Upon the earlier of the completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. During the six months ended September 30, 2022, we incurred and paid $120,000 of expenses.

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

Underwriting Agreement

We granted the underwriter a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 3, 2021, the underwriter purchased an additional 3,000,000 Units pursuant to the full exercise of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds of $30,000,000.

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

Forward Purchase Agreement

We entered into the Forward Purchase Agreement with Camber, which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one share of Class A ordinary shares and one-half of one redeemable warrant to purchase one share of Class A ordinary shares, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

Vendor Agreements

As of September 30, 2022, the Company had incurred unpaid legal fees of approximately $169,500 which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Critical Accounting Estimates

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering and as a result of the underwriter’s exercise of the Over-Allotment contain a redemption feature which allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to our Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within our control require ordinary shares subject to redemption to be classified outside of permanent equity.

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

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net loss per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three months ended September 30, 2022 and 2021, the six months ended September 30, 2022 and for the period from April 20, 2021 (inception) through September 30, 2021, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At September 30, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We account for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815 whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instruments as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Placement Warrants, we recorded a charge of $1,532,700 for the excess fair value of Private Placement Warrant liabilities over the proceeds received.

Forward Purchase Agreement

We entered into the Forward Purchase Agreement, which provides for the purchase of up to $20,000,000 of units, with each unit consisting of one Forward Purchase Share and one-half of one Forward Purchase Warrants to purchase one Class A ordinary share, at $11.50 per share, subject to adjustment, for a purchase price of $10.00 per unit, in a private placement to occur in connection with the closing of a Business Combination.

The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Public Shares, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

Recent Accounting Standards

In August 2020, FASB issued ASU 2020-06) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. In connection with the preparation of the Annual Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of September 30, 2022. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on From 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2022.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our (i) Registration Statement and (ii) Annual Report. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may, at any time, instruct the trustee to liquidate the securities held in the Trust Account and instead to hold the funds in the Trust Account in cash items until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, following the liquidation of securities in the Trust Account, we would likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the Trust Account have, since our Initial Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account as cash items until the earlier of the consummation of our initial Business Combination or the liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the Trust Account. However, interest previously earned on the funds held in the Trust Account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In the event that we may be deemed to be an investment company, we may be required to liquidate the Company.

We may not be able to complete an initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations

Certain acquisitions or business combination may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations. In the event that such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit an initial business combination to be consummated with us, we may not be able to consummate a Business Combination with such target.

Among other things, the U.S. Federal Communications Act prohibits foreign individuals, governments, and corporations from owning more than a specified percentage of the capital stock of a broadcast, common carrier, or aeronautical radio station licensee. In addition, U.S. law currently restricts foreign ownership of U.S. airlines. In the United States, certain mergers that may affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission, and investments or acquisitions that may affect national security are subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). CFIUS is an interagency committee authorized to review certain transactions involving foreign investment in the United States by foreign persons in order to determine the effect of such transactions on the national security of the United States.

Outside the United States, laws or regulations may affect our ability to consummate a Business Combination with potential target companies incorporated or having business operations in jurisdiction where national security considerations, involvement in regulated industries (including telecommunications), or in businesses relating to a country’s culture or heritage may be implicated.

U.S. and foreign regulators generally have the power to deny the ability of the parties to consummate a transaction or to condition approval of a transaction on specified terms and conditions, which may not be acceptable to us or a target. In such event, we may not be able to consummate a transaction with that potential target.

As a result of these various restrictions, the pool of potential targets with which we could complete an initial Business Combination may be limited and we may be adversely affected in terms of competing with other special purpose acquisition companies (“SPACs”) that do not have similar ownership issues. Moreover, the process of government review could be lengthy. Because we have only a limited time to complete our initial Business Combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we liquidate, our public shareholders may only receive $10.20 per share, and our warrants will expire worthless. This will also cause you to lose any potential investment opportunity in a target company and the chance of realizing future gains on your investment through any price appreciation in the combined company.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2022. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

We have identified a material weakness in our internal controls over financial reporting as of September 30, 2022 related to our accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.

Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. Measures to remediate material weaknesses may be time-consuming and costly and there is no assurance that such initiatives will ultimately have the intended effects. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and adversely affect our business and operating results. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and applicable non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving SPACs and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial Business Combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial Business Combination.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial Business Combination and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued the SPAC Rule Proposals relating, among other items, to disclosures in business combination transactions between SPACS such as us and private operating companies; the condensed financial statement requirements applicable to transactions involving shell companies; the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. The SPAC Rule Proposals have not yet been adopted, and may be adopted in the proposed form or in a different form that could impose additional regulatory requirements on SPACs. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial Business Combination, and may constrain the circumstances under which we could complete an initial Business Combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022. There has been no material change in the planned use of proceeds from the Company’s Initial Public Offering and Private Placement as described in the Registration Statement.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On November 10, 2022, Olivia Ouyang tendered her resignation as a director of the Company to the Board of Directors of the Company, which was accepted by the Board of Directors, effective immediately. Ms. Ouyang’s resignation was for personal reason and was not due to any disagreement with the Company.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capitalworks Emerging Markets Acquisition Corp

Date: November 14, 2022	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer (Principal Executive Officer)

Capitalworks Emerging Markets Acquisition Corp

Date: November 14, 2022	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer (Principal Accounting and Financial Officer)