Form 10-Q
period 2022-12-31
Capitalworks Emerging Markets Acquisition Corp
filed 2023-02-13
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

As of February 13, 2023, there were 23,000,000 of the registrant’s Class A ordinary shares, par value $0.0001 per share, and 5,750,000 of the registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

		Page
PART 1 – FINANCIAL INFORMATION		3
Item 1.	Financial Statements
	Condensed Balance Sheets as of December 31, 2022 (Unaudited) and March 31, 2022	3
	Unaudited Condensed Statements of Operations for the Three Months Ended December 31, 2022 and 2021, the Nine Months Ended December 31, 2022 and for the Period from April 20, 2021 (Inception) through December 30, 2021	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Nine Months Ended December 31, 2022 and for the Period from April 20, 2021 (Inception) through December 31, 2021	5
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2022 and for the Period from April 20, 2021 (Inception) through December 31, 2021	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II – OTHER INFORMATION		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	32
SIGNATURES		33

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2022	2022
	(unaudited)
ASSETS
Current Assets:
Cash	$260,143	$969,261
Due from Sponsor	—	25,000
Prepaid expenses	187,538	400,952
Other current assets	10,000	44,626
Total Current Assets	457,681	1,439,839

Investments held in the Trust Account	237,921,618	234,616,409

Prepaid expenses - non-current	—	64,372
Total Assets	$238,379,299	$236,120,620

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$467,757	$99,972
Accrued offering costs	71,812	71,812
Total Current Liabilities	539,569	171,784

Derivative warrant liabilities	466,320	4,176,000
Forward Purchase Agreement Liability	411,711	270,428
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	9,467,600	12,668,212

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	237,921,618	234,616,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(9,010,494)	(11,164,576)
Total Shareholders’ Deficit	(9,009,919)	(11,164,001)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$238,379,299	$236,120,620

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

			For the Nine Months	For the Period April 20,
	For the Three Months Ended		Ended	2021 (Inception) through
	December 31,		December 31,	December 31,
	2022	2021	2022	2021
EXPENSES
General and administrative services - related party	$60,000	$20,000	$180,000	$20,000
Operating and formation expenses	210,086	94,916	1,234,315	105,522
TOTAL EXPENSES	270,086	114,916	1,414,315	125,522

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	1,959,780	1,001	3,305,210	1,001
Transaction income allocable to warrant liability	—	(801,850)	—	(801,850)
Change in fair value of Forward Purchase Agreement Liability	16,634	—	(141,283)	—
Change in fair value of derivative warrants	1,621,680	14,243,100	3,709,680	14,243,100
TOTAL OTHER INCOME - NET	3,598,094	13,442,251	6,873,607	13,442,251

Net income attributable to ordinary shares	3,328,008	13,327,335	$5,459,292	$13,316,729

Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000	7,076,923	23,000,000	2,525,490
Basic and diluted net income per Class A ordinary share	$0.12	$1.04	$0.19	$1.61

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.12	$1.04	$0.19	$1.61

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance as of June 30, 2022	5,750,000	$575	$—	$(9,863,688)	$(9,863,113)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(1,038,120)	(1,038,120)

Net income	—	—	—	523,086	523,086
Balance as of September 30, 2022	5,750,000	$575	$—	$(10,378,722)	$(10,378,147)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(1,959,780)	(1,959,780)

Net income	—	—	—	3,328,008	3,328,008
Balance December 31, 2022	5,750,000	$575	$—	$(9,010,494)	(9,009,919)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Class B		Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, April 20, 2021 (inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	(10,606)	(10,606)
Balance, June 30, 2021	5,750,000	$575	$24,712	$(10,606)	$14,394

Net loss	—	—	—	—	—
Balance, September 30, 2021	5,750,000	$575	$24,712	$(10,606)	$14,394

Cash received in excess of fair value private placement warrants	—	—	1,532,700	—	1,532,700

Remeasurement of Class A ordinary shares to redemption value	—	—	(1,557,125)	(30,233,752)	(31,790,877)

Net income	—	—	—	13,327,335	13,327,335
Balance, December 31, 2021	5,750,000	$575	$—	$(16,917,023)	$(16,916,448)
(1)	Includes an aggregate of up to 750,000 shares of Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENT OF CASH FLOWS

(UNAUDITED)

		For the
		Period
		From
		April 20,
		2021
	For the Nine Months	(Inception)
	Ended	through
	December 31,	December 31,
	2022	2021
Cash Flows From Operating Activities:
Net income	$5,459,292	$13,316,729
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(3,305,210)	(1,001)
Change in fair value of derivative warrant liabilities	(3,709,680)	(14,243,100)
Change in fair value of Forward Purchase Agreement Liability	141,283	—
Transaction costs allocable to warrant liability	—	801,850
Changes in operating assets and liabilities:
Prepaid expenses	213,414	(570,552)
Other current assets	34,626	—
Other assets	64,372	—
Changes in accrued formation and offering costs	—	40,000
Accounts payable and accrued expenses	367,785	23,334
Net Cash Used In Operating Activities	(734,118)	(632,740)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Net Cash Used In Investing Activities	—	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	11,700,000
Proceeds from Sponsor note	—	280,000
Repayment of Sponsor note	—	(280,000)
Due from Sponsor	25,000	—
Payments of offering costs	—	(746,715)
Net Cash Provided by Investing Activities	25,000	236,353,285

Net change in cash	(709,118)	1,120,545

Cash at beginning of period	969,261	—
Cash at end of period	$260,143	$1,120,545

Supplemental disclosure of non-cash financing activities:
Deferred underwriting costs	$—	$8,050,000
Initial classification of fair value of Public warrants	$—	$26,239,200
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$25,000
Class A ordinary shares measurement adjustment	$3,305,210	$30,257,438

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
December 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2022 relates to the Company’s formation, initial public offering (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $260,143 was held outside of the Trust Account on December 31, 2022 and available for working capital purposes. As described in Note 7, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within 15 months (or 18 months if extended) from the closing of the Initial Public Offering.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of associates (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of the Class A ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with ASC Topic 470-20. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and will be classified as such on the balance sheet until such date that a redemption event takes place. Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination.

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

Shareholder Meeting

On February 2, 2023, the Company filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders, to be held on February 24, 2023, for purposes of seeking shareholder approval of, among others, a proposal to extend the date the Company would be required to consummate a Business Combination from March 3, 2023 to December 3, 2023 and a proposal to permit the board of directors of the Company, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than December 3, 2023 (including prior to March 3, 2023). See Note 6.

Going Concern Consideration

As of December 31, 2022, the Company had cash of approximately $260,143 and working capital deficit of approximately $81,888. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within 15 months (or up to 24 months if the Extension Amendment Proposal, as defined below, is approved) from the closing of the IPO, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Company’s Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 31, 2022 filed with the SEC on Form 10-K on July 15, 2022. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of December 31, 2022 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended December 31, 2022 are not necessarily indicative of the results to be expected for the full year ending March 31, 2023.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $260,143 and $969,261 as of December 31, 2022 and March 31, 2022, respectively. The Company had no cash equivalents as of December 31, 2022 and March 31, 2022.

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

At December 31, 2022 and March 31, 2022, the Company had $237.9 million and $234.6 million in investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2022 and March 31, 2022, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $237,921,618 and $234,616,409, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of December 31, 2022, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $3.3 million. As of March 31, 2022, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $30.4 million.

At December 31, 2022 and March 31, 2022, the Class A ordinary shares reflected in the condensed balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares	(12,628,021)
Proceeds allocated to Forward Purchase Agreement	(195,732)
Proceeds allocated to Public Warrants	(13,006,500)
(25,830,253)

Plus:
Remeasurement of carrying value to redemption value	30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	3,305,210
Class A ordinary shares subject to possible redemption – December 31, 2022	$237,921,618

Net income per share

Net income per share is computed by dividing net i by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 23,200,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2022	2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$2,662,406	$7,353,012
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	7,076,923
Basic and diluted net income per share, Class A ordinary share	$0.12	$1.04
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$665,602	$5,974,323
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.12	$1.04

		For the Period from
		April 20, 2021
	Nine Months Ended	(Inception) through
	December 31,	December 31,
	2022	2021
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$4,367,434	$4,065,600
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	2,525,490
Basic and diluted net income per share, Class A ordinary share	$0.19	$1.61
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$1,091,858	$9,256,499
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.19	$1.61

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes” (“ASC 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2022 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of December 31, 2022 and March 31, 2022, there was $0 and $25,000, respectively, due to the Company from the Sponsor as shown on the condensed balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market (“Nasdaq”), the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 24 months if the Extension Amendment Proposal, as defined below, is approved). Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended December 31, 2022, the Company incurred and paid $60,000 and $180,000 of expenses, respectively. During the period April 20, 2021 (inception) through December 31, 2021, the Company incurred and paid $20,000.

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

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. As of December 31, 2022 and March 31, 2022, there were no amounts outstanding under the Working Capital Loans.

Extension Loan

The Company has 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”). If the Company anticipates that it may not be able to consummate its initial Business Combination within the initial 15 months and is not entitled to an Automatic Extension, it may, by resolution of its board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, public shareholders will not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Company’s Charter and the trust agreement entered into between the Company and Continental Stock Transfer & Trust Company, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the deadline, must deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan will be non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If the Company completes its initial Business Combination, it would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants will be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to make any Extension Loan.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

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

Vendor Agreements

As of December 31, 2022, the Company had incurred unpaid legal fees of approximately $242,928 which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Consulting Agreement

On November 27, 2022, the Company entered into an agreement with a transactional and strategic advisory firm (the “Strategic Advisor”) for advisory services in connection with a potential Business Combination. Pursuant to this agreement, if the Company consummates a Business Combination., the Company shall pay Strategic Advisor at the consummation of the Transaction a cash fee (the “Capital Markets Advisory Fee”) in the amount equal to (i) $1,500,000 plus (ii) an “Incremental Advisory Fee” based on the value of the proceeds held in the Trust Account immediately prior to the closing of the Business Combination (the “Trust Proceeds”). If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $2,500,000. The Capital Markets Advisory Fee shall be due and payable to Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. The Company will also reimburse the Strategic Advisor all reasonable documented out-of-pocket expenses incurred in connection with the consulting agreement, provided that such expenses will not exceed $25,000 in the aggregate without the prior written approval of the Company.

Shareholder Meeting

On February 24, 2023, the Company will be holding an extraordinary general meeting of shareholders for the purpose of approving: (i) a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) proposal to amend by special resolution (the “Extension Amendment”) the Company’s amended and restated memorandum and articles of association (the “Charter”) to extend the date by which the Company would be required to consummate a business combination from March 3, 2023 to December 3, 2023 (the “Extension”) (such proposal, the “Extension Amendment Proposal”); (ii) proposal to amend by special resolution the charter to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than December 3, 2023 (including prior to March 3, 2023); and (iii) a proposal to amend the Company’s investment management trust agreement, dated as of November 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which the

Company would be required to consummate a business combination from March 3, 2023 to December 3, 2023, or such earlier date as determined by the Board in its sole discretion.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares — The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and March 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption. As of December 31, 2022 and March 31, 2022, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying condensed balance sheets.

Class B Ordinary Shares — The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. Holders of Class B ordinary shares are entitled to one vote for each share. As of December 31, 2022 and March 31, 2022, there were 5,750,000 Class B ordinary shares issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination (or earlier at the option of the holders thereof), on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding shares of Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all the Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2022 and March 31, 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	March 31,
Description	Level	2022	2022
Assets:
Investments held in Trust Account	1	$237,921,618	$234,616,409
Liabilities:
Warrant liability – Private Placement Warrants	2	$235,170	$2,106,000
Warrant liability – Public Warrants	1	231,150	2,070,000
Forward Purchase Agreement liability	2	411,711	270,428

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of December 31, 2022 and March 31, 2022, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Private Placement Warrants, at December 31, 2022 and March 31, 2022, the Private Placement Warrants were valued using the Company’s Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of December 31, 2022 and March 31, 2022, the warrant derivative liability was $466,320 and $4,176,000, respectively. In addition, for the three and nine months ended December 31, 2022, the Company recorded $1,621,680 and $3,709,680, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. For the period April 20, 2021 (inception) through December 31, 2021, the Company recorded $14,243,100 as a gain on the change in fair value of the derivative warrants on the statements of operations, respectively. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $1,532,700 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the condensed statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the Company’s ordinary shares. Due to the attributes of the Forward Purchase Agreement, at December 31, 2022 and March 31, 2022, the Forward Purchase Agreement was valued using the Company’s Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of December 31, 2022 and March 31, 2022, the Forward Purchase Agreement liability was $411,711 and $270,428 respectively. In addition, for the three and nine months ended December 31, 2022, the Company recorded a gain of $16,634 and a loss of $(141,283) on the change in fair value of the derivative warrants on the condensed statements of operations, respectively.

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of the Forward Purchase Agreement at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended December 31, 2022:

Fair Value
Measurement
Using Level 3
Inputs Total
Balance, April 1, 2022	$270,428
Change in fair value of Forward Purchase Agreement liability	232,844
Balance, June 30, 2022	$503,272
Transfer of Forward Purchase Agreement liability to Level 2 measurement	(428,345)
Change in fair value of Forward Purchase Agreement liability	(74,927)
Balance, December 31, 2022	$—

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	December 31,		March 31,
	2022		2022
Risk-free interest rate	4.20%		1.53%
Expected life of Forward Purchase Agreement	0.18	years	0.92	years
Dividend yield	0%		0%
Probability of business combination	50.0%		80.0%

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements herein regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2022 and Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Development

On February 2, 2023, the Company filed a definitive proxy statement with the SEC in connection with an extraordinary general meeting of shareholders, to be held on February 24, 2023, for purposes of seeking shareholder approval of, among others, a proposal to extend the date the Company would be required to consummate a Business Combination from March 3, 2023 to December 3, 2023 and a proposal to permit the board of directors of the Company, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than December 3, 2023 (including prior to March 3, 2023).

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from April 20, 2021 (inception) through December 31, 2022 have been organizational activities, the Initial Public Offering and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of interest income from the funds held in the Trust Account and recognize other income and expense related to the change in fair value of the derivative warrant liability and Forward Purchase Agreement liability. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence related to our search for targets for our initial Business Combination.

For the three months ended December 31, 2022, we had net income of $3,328,008, which resulted from a gain on the change in fair value of the derivative warrant liability of $1,621,680, a gain on the change in fair value of the Forward Purchase Agreement liability of $16,634 and interest income on investments held in the Trust Account in the amount of $1,959,780, partially offset by operating costs of $270,086.

For the three months ended December 31, 2021, we had net income of $13,327,335, which resulted from a gain on the change in fair value of warrant liabilities of $14,243,100 and interest income on investments held in the Trust Account in the amount of $1,001, partially offset by operating costs of $114,916 and transaction costs allocable to warrant liability of $801,850.

For the nine months ended December 31, 2022, we had net income of $5,459,292, which resulted from a gain on the change in fair value of the derivative warrant liability of $3,709,680 and interest income on investments held in the Trust Account in the amount of $3,305,210, partially offset by operating costs of $1,414,315 and a loss on the change in fair value of the Forward Purchase Agreement of $141,283.

For the period from April 20, 2021 (inception) through December 31, 2021, we had net income of $13,316,729, which resulted from a gain on the change in fair value of warrant liabilities of $14,243,100 and interest income on investments held in the Trust Account in the amount of $1,001, partially offset by operating costs of $125,522 and transaction costs allocable to warrant liability of $801,850.

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

For the nine months ended December 31, 2022, net cash used in operating activities was $734,118, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $3,709,680 and interest income on investments held in the Trust Account of $3,305,210, partially offset by net income of $5,459,292 and non-cash adjustment to net income related to the change in fair value of the Forward Purchase Agreement liability of $141,283 and changes in operating assets and liabilities of $680,197.

As of December 31, 2022, we had cash of $260,143 held outside the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete an initial Business Combination.

In order to finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans as may be required. As of December 31, 2022, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, it is possible that the $260,143 in cash held outside the Trust Account on December 31, 2022 might not be sufficient to allow us to operate until the last day of the Combination Period , assuming that an initial Business Combination is not consummated during that time. Until consummation of our initial Business Combination, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the initial business combination.

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

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of our Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support for up to 15 months (or up to 18 months if the period of time to consummate a Business Combination is extended). Upon the earlier of the completion of our initial Business Combination or our liquidation, we will cease paying these monthly fees. During the nine months ended December 31, 2022, we incurred and paid $120,000 of expenses.

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

Vendor Agreements

As of December 31, 2022, the Company had incurred unpaid legal fees of approximately $242,928 which are included in accounts payable and accrued expenses and accrued offering costs on the condensed balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Consulting Agreement

On November 27, 2022, the Company entered into an agreement with a Strategic Advisor for advisory services in connection with a potential Business Combination. Pursuant to this agreement, the Company, if the Company consummates a Business Combination., the Company shall pay Strategic Advisor at the consummation of the Transaction a Capital Markets Advisory Fee in cash, in the amount equal to (i) $1,500,000 plus (ii) an Incremental Advisory Fee based on the value of the Trust Proceeds immediately prior to closing of the Business Combination. If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, the Company will pay Strategic Advisor an Incremental Advisory Fee of $2,500,000. The Capital Markets Advisory Fee shall be due and payable to Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. The Company will also reimburse the Strategic Advisor all reasonable documented out-of-pocket expenses incurred in connection with consulting agreement, provided that such expenses will not exceed $25,000 in the aggregate without the prior written approval of the Company.

Shareholder Meeting

On February 24, 2023, the Company will be holding an extraordinary general meeting of shareholders for the purpose of approving: (i) a proposal to approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to (i) proposal to amend by special resolution the Company’s Charter to extend the date by which the Company would be required to consummate a business combination from March 3, 2023 to December 3, 2023; (ii) proposal to amend by special resolution the charter to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than December 3, 2023 (including prior to March 3, 2023); and (iii) a proposal to amend the Company’s investment management trust agreement, dated as of November 30, 2021, by and between the Company and Continental Stock Transfer & Trust Company, to extend the date by which the Company would be required to consummate a business combination from March 3, 2023 to December 3, 2023, or such earlier date as determined by the Board in its sole discretion.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A ordinary shares is excluded from net income per ordinary share as the redemption value approximates fair value. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing interest income earned and realized gains or losses on the Trust Account for the three months ended December 31, 2022 and 2021, the nine months ended December 31, 2022 and for the period from April 20, 2021 (inception) through December 31, 2021, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. The Company has not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable ordinary shares, by the weighted average number of Class A and Class B non-redeemable ordinary shares outstanding for the period. Class A and Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. In connection with the preparation of the Quarterly Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of December 31, 2022. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on From 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2022.

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

In light of the restatement of our prior period financial statements as described above, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Management has implemented remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature and identification of third-party professionals with whom to consult regarding complex accounting applications and any enhancements or changes in interpretation or implementation thereof. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on July 15, 2022, and (iii) Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 14, 2022. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Capitalworks Emerging Markets Acquisition Corp

Date: February 13, 2023	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer (Principal Executive Officer)

Capitalworks Emerging Markets Acquisition Corp

Date: February 13, 2023	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer (Principal Accounting and Financial Officer)