Form 10-K
period 2023-03-31
Capitalworks Emerging Markets Acquisition Corp
filed 2023-07-14
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2023

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                             to

Commission file number: 001-41108

Capitalworks Emerging Markets Acquisition Corp

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1598114
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1345 Avenue of the Americas, 11th Floor New York, New York	10105
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (202) 320-4822

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Warrant	CMCAU	The Nasdaq Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	CMCA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one Class A Ordinary Share for $11.50 per share	CMCAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the outstanding shares of the registrant’s Class A Ordinary Shares, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the Class A Ordinary Shares on September 30, 2022, as reported on the Nasdaq Stock Market LLC was $232,530,000.

As of July 14, 2023, there were 9,998,396 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report (as defined below), including, without limitation, statements under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act (as defined below) and Section 21E of the Exchange Act (as defined below). These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate the Lexasure Business Combination (as defined below) or other Initial Business Combination (as defined below) and any other statements that are not statements of current or historical facts. These statements are based on Management’s (as defined below) current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	our ability to complete our Initial Business Combination, including the Lexasure Business Combination;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Initial Business Combination, as a result of which they would then receive expense reimbursements;
●	our potential ability to obtain additional financing to complete our Initial Business Combination;
●	the ability of our officers and directors to generate a number of potential acquisition opportunities;
●	our pool of prospective target businesses;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance; or
●	our financial performance.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“2023 Extraordinary Meeting” are to the extraordinary general meeting of shareholders of the Company (as defined below) held on May 23, 2023;
●	“Alternative Closing” are to the scenario were the Lexasure Business Combination Agreement (as defined below) is terminated in accordance with its terms and we consummate another transaction constituting an Initial Business Combination, upon the consummation of such Initial Business Combination;

●	“Amended and Restated Memorandum and Articles of Association” are to the amended and restated memorandum and articles of association of the Company, as further amended at the 2023 Extraordinary Meeting;
●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;
●	“ASU” are to the FASB Accounting Standards Update;
●	“Board of Directors” or “Board” are to the board of directors of the Company;
●	“Capitalworks” are to Capitalworks Investment Partners International Limited and its affiliates;
●	“Class A Ordinary Shares” are to the Class A ordinary shares of the Company, par value $0.0001 per share;
●	“Class B Ordinary Shares” are to the Class B ordinary shares of the Company, par value $0.0001 per share;
●	“Combination Period” are to the 27-month period, from the closing of the Initial Public Offering (as defined below) to March 3, 2024 (or such earlier date as determined by the Board) as extended by the Extension (as defined below), unless further extended pursuant to our Amended and Restated Memorandum and Articles of Association, that we have to consummate our Initial Business Combination;
●	“Companies Act” are to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;
●	“Company,” “our Company,” “we” or “us” are to Capitalworks Emerging Markets Acquisition Corp, a Cayman Islands exempted company;
●	“Company Merger Sub” are to Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (as defined below);
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account and warrant agent of our Public Warrants (as defined below);
●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;
●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;
●	“Extension” are to the extension of the date by which we must consummate our Initial Business Combination from June 3, 2023 to March 3, 2024 (or such earlier date as determined by our Board), as approved by the shareholders of the Company at the 2023 Extraordinary Meeting;
●	“Extension Non-Redemption Agreements” are to the non-redemption agreements we entered into with the Sponsor (as defined below) and the NRA Holders (as defined below) in connection with the 2023 Extraordinary Meeting;
●	“FASB” are to the Financial Accounting Standards Board;
●	“FINRA” are to the Financial Industry Regulatory Authority;
●	“Forward Purchase Agreement” are to the forward purchase agreement, dated as of June 15, 2021 and as amended March 1, 2023, by and between us and the Forward Purchase Investor (as defined below) providing for the sale of the Forward Purchase Units (as defined below) in a private placement to occur substantially concurrently with the closing of our Initial Business Combination;
●	“Forward Purchase Investor” are to Camber Base, LLC, an affiliate of Brown University;

●	“Forward Purchase Securities” are to the Forward Purchase Units, Forward Purchase Shares (as defined below) and Forward Purchase Warrants (as defined below);
●	“Forward Purchase Shares” are to our Class A Ordinary Shares to be issued pursuant to the Forward Purchase Agreement;
●	“Forward Purchase Units” are to the units to be sold pursuant to the Forward Purchase Agreement;
●	“Forward Purchase Warrants” are to warrants to purchase Class A Ordinary Shares to be issued pursuant to the Forward Purchase Agreement;
●	“Founder Conversion” are to the conversion of 5,749,999 Class B Ordinary Shares initially purchased by our Sponsor in the Private Placement (as defined below) into Class A Ordinary Shares on a one-for-one basis at the election of our Sponsor on May 23, 2023;
●	“Founder Registration Rights Agreement” are to the registration rights agreement, dated November 30, 2021, by and between the Company, the Sponsor and certain securityholders in connection with the Initial Public Offering;
●	“Founder Shares” are to the Class B Ordinary Shares initially purchased by our Sponsor in the Private Placement (and the Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares at the time of our Initial Business Combination as described herein (for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below));
●	“GAAP” are to the accounting principles generally accepted in the United States of America;
●	“Initial Business Combination” are to the merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses and the Company;
●	“Initial Public Offering” or “IPO” are to the initial public offering that was consummated by the Company on December 3, 2021;
●	“Initial Shareholders” are to holders of our Founder Shares prior to our Initial Public Offering;
●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;
●	“IPO Promissory Note” are to unsecured promissory note issued by us to the Sponsor on May 12, 2021, pursuant to which we could borrow up to an aggregate principal amount of $300,000;
●	“IPO Prospectus” are to the final Prospectus, filed in connection with our Initial Public Offering pursuant to Rule 424(b)(4) with the SEC on December 2, 2021 (File No. 333-260513);
●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC (as defined below) on October 27, 2021, as amended, and declared effective on November 30, 2021 (File No. 333-260513);
●	“Lexasure” are to Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares, together with its successors;
●	“Lexasure Business Combination” are to the transactions contemplated by the Lexasure Business Combination Agreement;
●	“Lexasure Business Combination Agreement” are to the Business Combination Agreement, dated as of March 1, 2023, by and among the Company, Lexasure, Pubco, the Merger Subs (as defined below), the SPAC Representative (as defined below) and the Seller Representative (as defined below);

●	“Lexasure Loan” are to the funds Lexasure has agreed to loan us for reasonable amounts that we are obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000;
●	“Lexasure Registration Statement” are to the Registration Statement on Form F-4, which will include a proxy statement/prospectus prepared by the Company and Pubco, to be filed by Pubco with the SEC in connection with the Lexasure Business Combination;
●	“Management” or our “Management Team” are to our executive officers and directors;
●	“Marcum” are to Marcum LLP, our independent registered public accounting firm;
●	“Merger Subs” are to the Company Merger Sub and the SPAC Merger Sub;
●	“Nasdaq” are to the Nasdaq Stock Market LLC;
●	“NRA Holders” are to certain unaffiliated third parties with whom we entered into the Extension Non-Redemption Agreements along with the Sponsor;
●	“NRA Forfeited Shares” are to the Class B Ordinary Shares the Sponsor will surrender and forfeit to us, for no consideration in connection with the Extension Non-Redemption Agreements;
●	“Ordinary Resolution” are to a resolution adopted by the affirmative vote of at least a majority of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the Company and entitled to vote on such matter or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;
●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares;
●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);
●	“Private Placement” are to the private placement of warrants that occurred simultaneously with the closing of our Initial Public Offering;
●	“Private Placement Warrants” are to the warrants issued to our Sponsor in the Private Placement and upon conversion of Working Capital Loans or extension loans, if any;
●	“Pubco” are to Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares;
●	“Public Shareholders” are to the holders of our Public Shares, including our Initial Shareholders and Management Team to the extent our Initial Shareholders and/or members of our Management Team purchase Public Shares, provided that each Initial Shareholders and member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;
●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);
●	“Public Warrants” are to (i) the Warrants sold as part of the Units in our Initial Public Offering (whether they were subscribed for in our Initial Public Offering or purchased in the open market) and (ii) any Private Placement Warrants or Warrants issued upon conversion of Working Capital Loans or extension loans that are transferred to third parties that are not our Sponsor or its permitted transferees following consummation of our Initial Business Combination;
●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended March 31, 2023;

v

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;
●	“SEC” are to the U.S. Securities and Exchange Commission;
●	“Securities Act” are to the Securities Act of 1933, as amended;
●	“Seller Representative” are to Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time (as defined below in “Item 1. Business”) for the former Lexasure shareholders;
●	“SPAC Merger Sub” are to CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco;
●	“SPAC Representative” are to the Sponsor in the capacity as the representative from and after the Effective Time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders);
●	“SPACs” are to special purpose acquisition companies;
●	“Sponsor” are to CEMAC Sponsor LP, a Cayman Islands exempted limited partnership;
●	“Trust Account” are to the U.S.-based trust account in which an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants was placed following the closing of the Initial Public Offering;
●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;
●	“Warrants” are to the warrants sold as part of the Units in the Initial Public Offering (whether they are purchased in the Initial Public Offering or thereafter in the open market), the Private Placement Warrants, including the Private Placement Warrants issued in connection with the underwriters’ exercise of their over-allotment option and any warrants issued upon conversion of Working Capital Loans or extension loans, if any;
●	“WCL Agreement” are to the Loan Agreement, dated February 1, 2023, by and between us and the Sponsor with respect to the Working Capital Loan (as defined below) the Sponsor made to us of up to $1,500,000; and
●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with an Initial Business Combination, the Initial Shareholders or an affiliate of the Initial Shareholders or certain of the Company’s directors and officers may, but are not obligated to, loan the Company.

PART I

Item 1. Business.

Introduction

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an Initial Business Combination. Our Sponsor, CEMAC Sponsor LP, is a Cayman Islands exempted limited partnership.

While we may pursue an acquisition opportunity in any industry or sector (other than as set forth herein), we are focusing our search on high-growth companies operating in select emerging markets (excluding China), with the ability to replicate their business models sustainably across other emerging markets or translate their products, services or technologies to developed markets. Sectors of particular interest include consumer and consumer technology, financial and business services, healthcare, and technology, media and telecom. Our Management Team has deep investment and operational experience in these sectors. We will not pursue or consummate an Initial Business Combination with a target (i) whose business activities can be shown to be supporting and facilitating the Sudanese government in its continuing sponsorship of genocidal actions and human rights violations in Darfur and/or is “scrutinized” by the EIRIS Conflict Risk Network in its Sudan Company Report, (ii) that manufactures tobacco products, in each case at the time of our Initial Business Combination or (iii) that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau).

Our Chief Executive Officer and Chief Financial Officer have over 60 years of combined experience, including investment origination and diligence, and investment and operating management, of private and public corporations across global emerging markets. Our Chief Executive Officer, Roberta Brzezinski, is a World Bank Group alumnae and prominent emerging markets private equity investor, with investment experience in Asia, Central Europe and Latin America. Over the past 23 years, Ms. Brzezinski has acted in a principal capacity or had executive responsibility for over $5 billion in assets under management across 44 distinct private equity investments in emerging markets companies and funds, with a return on capital, from the day of investment to the exit date, of 2.6x (on average) on exited private equity investments. These investments include, among others, Coway and JD.com (Asia), Masterlease (Central Europe) and Sura Asset Management (Latin America). Our Chief Financial Officer, Herman G. Kotzé, is the former Chief Executive Officer and Chief Financial Officer of a Nasdaq-listed company. These individuals are supported by our independent directors and Advisory Committee, each comprised of individuals with deep emerging markets experience.

We have reviewed and, if the Lexasure Business Combination is not consummated, may continue to review, a number of opportunities to enter into an Initial Business Combination. We also have neither engaged in any operations nor generated any revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act, because we have no operations and nominal assets consisting almost entirely of cash.

Initial Public Offering

The IPO Registration Statement was declared effective on November 30, 2021 (the “Effective Date”). On December 3, 2021, we consummated our Initial Public Offering of 20,000,000 Units. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $200,000,000. The underwriters had a 45-day option from the Effective Date to purchase up to an additional 3,000,000 Units to cover over-allotments, if any. On December 3, 2021, the underwriters exercised their over-allotment option and purchased an additional 3,000,000 Over Allotment Units, generating additional gross proceeds of $30,000,000. Each Unit consists of one Class A Ordinary Share, par value $0.0001 per share and one-half of one Public Warrant, with each whole warrant entitling the holder thereof to purchase one Class A Ordinary Share for $11.50 per share.

Simultaneously with the closing of the IPO, we consummated the private sale of an aggregate of 10,500,000 Private Placement Warrants to the Sponsor at a purchase price of $1.00 per warrant, generating gross proceeds of $10,500,000 in the Private Placement. Also, in connection with the underwriters’ exercise of their over-allotment option, the Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant, generating gross proceeds of $1,200,000.

Following the closing of the IPO on December 3, 2021, $234,600,000 ($10.20 per Unit) from the net proceeds of the sale of the Units in the IPO and the sale of the Private Placement Warrants in the Private Placement was deposited into the Trust Account with Continental acting as trustee, which has been invested in (x) U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or (y) money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of an Initial Business Combination or (ii) the distribution of the Trust Account.

As of March 31, 2023, there was $240,442,010 in securities held in the Trust Account, which includes interest income of $5,825,601. As of March 31, 2023, $90,283 of cash was held outside the Trust Account, available for working capital needs. We are a Cayman Islands exempted company and are presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

It is the job of our Sponsor and Management Team to complete our Initial Business Combination. We must complete our Initial Business Combination by March 3, 2024, 27 months from the closing of our Initial Public Offering. If our Initial Business Combination is not consummated by the end of the Combination Period, then our existence will terminate, and we will distribute all amounts in the Trust Account.

Our Forward Purchase Agreement and Committed Capital

We entered into the Forward Purchase Agreement, as amended, with the Forward Purchase Investor pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant.

The Forward Purchase Investor has agreed that it, and any of its subsidiaries or affiliates will not redeem any Class A Ordinary Shares held by any of them in connection with the Initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The purchase of the Forward Purchase Units may be made regardless of whether any of our Class A Ordinary Shares are redeemed by our Public Shareholders and are intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company.

Extension of Our Combination Period

We initially had until March 3, 2023 to consummate our Initial Business Combination, with an automatic three-month extension if we signed a definitive agreement with respect to our Initial Business Combination within such 15-month period. Upon the execution of the Lexasure Business Combination Agreement, we received such automatic three-month extension of the time to consummate an Initial Business Combination until June 3, 2023.

On May 23, 2023, we held the 2023 Extraordinary Meeting at which our shareholders approved, among other things, an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an Initial Business Combination to March 3, 2024, and to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately  $10.51 per share, for an aggregate redemption amount of approximately $197,192,733.57, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, we will deposit $50,000 per month, or portion thereof, that is needed to complete an Initial Business Combination, for up to an aggregate of $450,000. On June 6, 2023 and July 3, 2023, respectively, the first two payments of $50,000 were deposited into the Trust Account pursuant to this deposit structure.

However, if we have not completed our Initial Business Combination within the Combination Period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay liquidation expenses), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Extension Non-Redemption Agreements

On May 15, 2023, May 18, 2023 and May 22, 2023, we entered into the Extension Non-Redemption Agreements with the Sponsor and the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737  Class A Ordinary Shares sold in our Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an Initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) we shall issue to the NRA Holders a number of Class A Ordinary Shares equal to the NRA Forfeited Shares.

The Extension Non-Redemption Agreements were not expected to increase the likelihood our shareholders approved the proposals put forth at the 2023 Extraordinary Meeting, but rather were effected to increase the amount of funds that remain in the Trust Account following the 2023 Extraordinary Meeting.

The foregoing summary of the Extension Non-Redemption Agreements does not purport to be complete and is qualified in its entirety by reference to the form of Non-Redemption Agreement, a copy of which is filed as Exhibit 10.18 to this Report and incorporated herein by reference.

Founder Share Conversion

On May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Conversion. The 5,749,999 Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 57.5% of the outstanding Ordinary Shares as of July 14, 2023.

Lexasure Business Combination

This subsection describes the material provisions of the Lexasure Business Combination Agreement, but does not purport to describe all the terms thereof. The following summary of the Lexasure Business Combination Agreement is qualified in its entirety by reference to the complete text of the Lexasure Business Combination Agreement, a copy of which is filed hereto as Exhibit 2.1. Our shareholders and other interested parties are urged to read the Lexasure Business Combination Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Lexasure Business Combination Agreement. Unless otherwise indicated, this Report does not assume the closing of the Mergers (as defined below) or the Lexasure Business Combination.

On March 1, 2023, we entered into the Lexasure Business Combination Agreement with Lexasure, Pubco, the Merger Subs, the SPAC Representative, and the Seller Representative, for the Lexasure Business Combination. Pursuant to the Lexasure Business Combination Agreement, Pubco will serve as the parent company of each of the Company and Lexasure following the consummation of the Lexasure Business Combination.

Under the Lexasure Business Combination Agreement, subject to the terms and conditions set forth therein, at the closing of the transactions contemplated by the Lexasure Business Combination Agreement (the “Closing”), among other matters, (a) SPAC Merger Sub will merge with and into the Company, with the Company continuing as the surviving entity (the “SPAC Merger”), and in connection therewith each issued and outstanding security of the Company immediately prior to the effective time of the Mergers (the “Effective Time”) will no longer be outstanding and will automatically be canceled, in exchange for the right of the holder thereof to receive a substantially equivalent security of Pubco, and (b) Company Merger Sub will merge with and into Lexasure, with Lexasure continuing as the surviving entity (the “Company Merger”, and, together with the SPAC Merger, the “Mergers”), and in connection therewith (i) the Lexasure shares issued and outstanding immediately prior to the Effective Time will be canceled in exchange for the right of the holders thereof to receive ordinary shares of Pubco (“Pubco Ordinary Shares”) and (ii) all convertible securities of Lexasure will be terminated; and (c) as a result of the Mergers, the Company and Lexasure will each become a wholly-owned subsidiary of Pubco, and Pubco will become a publicly traded company, all upon the terms and subject to the conditions set forth in the Lexasure Business Combination Agreement and the documents and agreements ancillary to the Lexasure Business Combination Agreement (the “Ancillary Documents”) and in accordance with applicable law.

Consideration; Earnouts

The total consideration to be paid by Pubco to Lexasure’s shareholders at the Closing (the “Merger Consideration”) will be an amount equal to $250,000,000 plus the amount of aggregate net proceeds actually received by Lexasure between the signing and the Closing of the Lexasure Business Combination Agreement in respect of investments in Lexasure’s securities. The Merger Consideration will be payable in new Pubco Ordinary Shares, each valued at a price per share equal to the price per share at which our Public Shareholders may redeem their Ordinary Shares in connection with the Closing.

Our Public Shareholders who do not redeem their Public Shares in connection with the Lexasure Business Combination will receive one Pubco Ordinary Share per Public Share.

In addition, the Lexasure shareholders will have the contingent right to receive up to an aggregate of 5,000,000 additional Pubco Ordinary Shares (the “Earnout Shares”) as contingent consideration after the Closing based on Pubco, Lexasure and their respective subsidiaries achieving certain adjusted net income milestones for the fiscal years ending June 30, 2023 and June 30, 2024 (each such fiscal year, an “Earnout Year”), based on the PCAOB audited consolidated financial statements for Pubco for each such fiscal year filed with the SEC, as follows:

(i)	an aggregate of 2,500,000 Earnout Shares will be issued to the Lexasure shareholders in the event that adjusted net income for the Earnout Year ending June 30, 2023 is at least $18,000,000; and
(ii)	an aggregate of 2,500,000 Earnout Shares will be issued to the Lexasure shareholders in the event that the combined adjusted net income for both Earnout Years is at least $41,000,000.

If the applicable milestone described above is not met during the applicable Earnout Year(s), the Lexasure shareholders will not be entitled to receive any Earnout Shares in respect of such milestone.

Representations and Warranties of the Parties

The Lexasure Business Combination Agreement contains a number of representations and warranties made by the parties as of the date of such agreement or other specific dates solely for the benefit of certain of the parties to the Lexasure Business Combination Agreement, in each case relating to, among other things, organization and qualification, governing documents, capitalization, authority, no conflicts and absence of litigation. These representations and warranties, in certain cases, are subject to specified exceptions and materiality, Material Adverse Effect (as defined below), knowledge and other qualifications contained in the Lexasure Business Combination Agreement or in information provided pursuant to certain disclosure schedules to the Lexasure Business Combination Agreement. “Material Adverse Effect” as used in the Lexasure Business Combination Agreement means, with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, customer relationships, operations, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Lexasure Business Combination Agreement or the Ancillary Documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. The representations and warranties made by the parties are customary for transactions similar to the Lexasure Business Combination.

The representations and warranties of the parties contained in the Lexasure Business Combination Agreement terminate as of, and do not survive, the Closing, and there are no indemnification rights for another party’s breach thereof.

Covenants of the Parties

Each party agreed in the Lexasure Business Combination Agreement to use its commercially reasonable best efforts to effect the Closing. The Lexasure Business Combination Agreement also contains certain customary and other covenants by each of the parties during the period between the signing of the Lexasure Business Combination Agreement and the earlier of the Closing or the termination of the Lexasure Business Combination Agreement in accordance with its terms, including but not limited to covenants regarding: (i) the provision of access to the parties’ respective properties, books and personnel; (ii) the operation of the parties’ respective businesses in the ordinary course of business; (iii) the provision by Lexasure of PCAOB-audited financial statements of Lexasure and its subsidiaries (collectively, the “Lexasure Companies”); (iv) our public filings; (v) no solicitation of, or entering into, any alternative competing transactions; (vi) no insider trading; (vii) notifications of certain breaches, consent requirements or other matters; (viii) efforts to consummate the Closing and obtain third party and regulatory approvals and efforts; (ix) further assurances; (x) public announcements;

(xi) confidentiality; (xii) indemnification of directors and officers and tail insurance; (xiii) use of trust proceeds after the Closing; (xiv) efforts to support a transaction financing; (xvi) causing Pubco to enter into employment agreements with certain employees of Lexasure prior to the Closing; and (xvii) approving a new equity incentive plan for Pubco to take effect following the Closing.

The parties also agreed to take all necessary actions to cause Pubco’s board of directors immediately following the Closing to consist of seven individuals, as follows: (i) one individual that is designated by us prior to the Closing, (ii) one individual that is designated by Lexasure prior to the Closing from among three qualified director candidates recommended by us to Lexasure, who will be required to qualify as an independent director under the Nasdaq listing rules, and (iii) five other individuals that are designated by Lexasure prior to the Closing, at least three of whom will be required to qualify as an independent director under Nasdaq listing rules.

The Company and Pubco also agreed to jointly prepare, with the assistance of Lexasure, and Pubco will file with the SEC, the Lexasure Registration Statement on Form F-4 in connection with the registration under the Securities Act of the securities of Pubco to be issued to the shareholders of the Company and Lexasure, respectively, and containing a proxy statement for the purpose of soliciting proxies from our shareholders for the approval of the Lexasure Business Combination Agreement and the matters relating to the Lexasure Business Combination to be acted on at the extraordinary general meeting of our shareholders and providing such shareholders an opportunity to have their Public Shares redeemed in connection with the Closing in accordance with our governing documents (the “Closing Redemption”).

The covenants and agreements of the parties contained in the Lexasure Business Combination Agreement do not survive the Closing, except those covenants and agreements to be performed after the Closing, which covenants and agreements will survive until fully performed.

Conditions to Closing

The obligations of the parties to consummate the Lexasure Business Combination are subject to various conditions, including the following mutual conditions of the parties, unless waived: (i) the approval of the Lexasure Business Combination Agreement and the Lexasure Business Combination and related matters by the requisite vote of CEMAC’s shareholders; (ii) Lexasure shareholder approval (although Lexasure shareholders with sufficient ownership to approve the Lexasure Business Combination have entered into Voting Agreements (as defined below) in support of the Lexasure Business Combination concurrently with the execution of the Lexasure Business Combination Agreement); (iii) obtaining any material regulatory approvals and third-party consents; (iv) no law or order preventing or prohibiting the Lexasure Business Combination; (v) either the Company (immediately prior to the Closing) or Pubco (upon the consummation of the Closing) having at least $5,000,001 in net tangible assets as of the Closing, after giving effect to the completion of the Closing Redemption and any transaction financing; (vi) appointment of the post-Closing board of directors of Pubco in accordance with the Lexasure Business Combination Agreement; (vii) Pubco having amended and restated its organizational documents in the form agreed by the parties; (viii) receipt of evidence that Pubco qualifies as a foreign private issuer; (ix) the effectiveness of the Lexasure Registration Statement; and (x) the Pubco Ordinary Shares to be issued in connection with the Lexasure Business Combination having been approved for listing on Nasdaq.

In addition, unless waived by Lexasure and Pubco, the obligations of Lexasure, Pubco and the Merger Subs to consummate the Lexasure Business Combination are subject to the satisfaction of the following Closing conditions, amongst others, in addition to customary certificates and other closing deliveries: (i) our representations and warranties being true and correct on and as of the Closing (subject to Material Adverse Effect); (ii) each of the Company and the SPAC Representative having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Lexasure Business Combination Agreement required to be performed or complied with by it on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to the Company since the date of the Lexasure Business Combination Agreement which is continuing and uncured; (iv) certain Ancillary Documents being in full force and effect as of the Closing; (v) the Company and Pubco having cash and cash equivalents, including funds remaining in our Trust Account (after giving effect to the completion and payment of the Closing Redemption) and the proceeds of any transaction financing, following the payment or deduction of our and Lexasure’s unpaid transaction expenses and indebtedness and other outstanding liabilities of the Company, in each case due and payable in cash at the Closing; and (vi) receipt by Lexasure of the Lexasure Registration Rights Agreement (as defined below) and the Founder Registration Rights Agreement Amendment (as defined below).

Unless waived by the Company, our obligations to consummate the Lexasure Business Combination are subject to the satisfaction of the following Closing conditions, amongst others, in addition to customary certificates and other closing deliveries: (i) the representations and warranties of Lexasure and Pubco being true and correct on and as of the Closing (subject to Material Adverse Effect on Lexasure or Pubco); (ii) Lexasure, Pubco, the Merger Subs and the Seller Representative having performed in all material respects their respective obligations and complied in all material respects with their respective covenants and agreements under the Lexasure Business Combination Agreement required to be performed or complied with on or prior the date of the Closing; (iii) absence of any Material Adverse Effect with respect to Lexasure or Pubco since the date of the Lexasure Business Combination Agreement which is continuing and uncured; (iv) certain Ancillary Documents being in full force and effect from the Closing; (v) receipt by us of the Lexasure Registration Rights Agreement and the Founder Registration Rights Agreement Amendment duly executed by the parties thereto; (vi) any issued and outstanding convertible securities of Lexasure having been terminated without any consideration or liability; (vii) if applicable, certain contracts involving the Lexasure Companies having been terminated with no obligation or liability; and (viii) receipt by us of copies of certain duly executed employment agreements.

Termination

The Lexasure Business Combination Agreement may be terminated at any time prior to the Closing by either us or Lexasure if the conditions to the Closing set forth in the Lexasure Business Combination Agreement (the majority of which are summarized above) are not satisfied or waived by June 3, 2023 (the “Outside Date”), provided that (a) if we seek and obtains an extension to consummate our Initial Business Combination beyond June 3, 2023 (which Extension was approved at the 2023 Extraordinary Meeting, as described above), we have the right by providing written notice thereof to Lexasure to extend the Outside Date for one or more additional periods equal in the aggregate to the shortest of (i) six additional months, (ii) the period ending on the last date for us to consummate our Initial Business Combination pursuant to such extension (after giving effect to any automatic extension rights that we may obtain in such extension where we can extend our deadline to consummate an Initial Business Combination without requiring an amendment to our organizational documents), and (iii) such period as determined by the Company.

In addition, the Lexasure Business Combination Agreement may be terminated by us prior to the Closing (i) if Lexasure has not delivered PCAOB audited financials to us by June 1, 2023 (pursuant to the Financials Side Letter (as defined below)); (ii) if Lexasure has not delivered certain PCAOB reviewed quarterly financials to us by June 7, 2023 (pursuant to the Financials Side Letter); (iii) if Lexasure has delivered the above-referenced Lexasure financials to us but such documents reflect a materially worse consolidated financial position of the Lexasure Companies as of the respective dates thereof, or materially worse consolidated results of operations or cash flows of the Lexasure Companies for the periods indicated therein, than is reflected in the applicable draft financial statements delivered to us prior to execution of the Lexasure Business Combination Agreement for the corresponding periods; (iv) prior to the initial filing of the Lexasure Registration Statement with the SEC, if we are not satisfied in our sole discretion with our continuing due diligence investigation of certain matters; or (v) after the initial filing of the Lexasure Registration Statement with the SEC, if certain Lexasure Companies have not received approval from the applicable governmental authorities of the extension from July 1, 2023 to January 1, 2024 of the time by which such Lexasure Companies must comply with specified regulatory requirements.

The Lexasure Business Combination Agreement may also be terminated under certain other customary and limited circumstances at any time prior to the Closing, including, among other reasons: (i) by mutual written consent of the Company and Lexasure; (ii) by either us or Lexasure if a governmental authority of competent jurisdiction has issued an order or taken any other action permanently restraining, enjoining or otherwise prohibiting the Lexasure Business Combination, and such order or other action has become final and non-appealable; (iii) by Lexasure for the uncured breach of the Lexasure Business Combination Agreement by us or the SPAC Representative, such that the related Closing condition would not be met; (iv) by us for the uncured breach of the Lexasure Business Combination Agreement by Lexasure, Pubco, a Merger Sub or the Seller Representative, such that the related Closing condition would not be met; (v) by either us or Lexasure if we hold our shareholder meeting to approve the Lexasure Business Combination Agreement and the Lexasure Business Combination, and such approval is not obtained; (vi) by us if there has been a Material Adverse Effect on Lexasure or Pubco that is uncured or continuing; (vii) by Lexasure if there has been a Material Adverse Effect on us that is uncured or continuing; and (viii) by Lexasure if our Class A Ordinary Shares have become delisted from Nasdaq and are not relisted on the Nasdaq or the New York Stock Exchange within 60 days after such delisting.

If the Lexasure Business Combination Agreement is terminated, all further obligations of the parties under the Lexasure Business Combination Agreement (except for certain obligations related to confidentiality, effect of termination, fees and expenses, trust fund waiver, miscellaneous and definitions to the foregoing) will terminate, no party to the Lexasure Business Combination Agreement will have any further liability to any other party thereto except for liability for fraud or for willful breach of the Lexasure Business Combination Agreement prior to termination. Notwithstanding the foregoing, however, solely in the event that there is a valid and effective termination of the Lexasure Business Combination Agreement by the Company for the uncured breach of the Lexasure Business Combination Agreement by Lexasure, Pubco, a Merger Sub or the Seller Representative, such that the related Closing condition would not be met, then Lexasure will be obligated to pay a termination fee of $1,000,000 to us.

Trust Account Waiver

Lexasure, Pubco, the Merger Subs and the Seller Representative have agreed that they and their affiliates will not have any right, title, interest or claim of any kind in or to any monies in the Trust Account held for our Public Shareholders, and have agreed not to, and waived any right to, make any claim against the Trust Account (including any distributions therefrom).

SPAC Representative and Seller Representative

The Sponsor is serving as the SPAC Representative under the Lexasure Business Combination Agreement and, in such capacity, will represent the interests of Pubco’s shareholders after the Closing (other than the former Lexasure shareholders) with respect to certain matters under the Lexasure Business Combination Agreement. Ian Lim Teck Soon is serving as the Seller Representative under the Lexasure Business Combination Agreement and, in such capacity, will represent the interests of the former Lexasure shareholders with respect to certain matters under the Lexasure Business Combination Agreement, including with respect to the determination of any earnout due to the former Lexasure shareholders thereunder.

Ancillary Documents

Voting Agreements

Simultaneously with the execution and delivery of the Lexasure Business Combination Agreement, the Company and Lexasure have entered into voting agreements (collectively, the “Voting Agreements”) with certain Lexasure shareholders holding, in the aggregate, voting power sufficient to approve the Lexasure Business Combination. Under the Voting Agreements, each such Lexasure shareholder party thereto agreed, among other matters, to vote all of such Lexasure shareholder’s shares of Lexasure in favor of the Lexasure Business Combination Agreement and the Lexasure Business Combination, and to otherwise take (or not take, as applicable) certain other actions in support of the Lexasure Business Combination Agreement and the Lexasure Business Combination and the other matters to be submitted to the Lexasure shareholders for approval in connection with the Lexasure Business Combination, in the manner and subject to the conditions set forth in the Voting Agreements, and provide a proxy to the Company to vote such shares accordingly in the event that such shareholder fails to perform or otherwise comply with the covenants, agreements or other obligations set forth in the Voting Agreement. The Voting Agreements prevent transfers of the Lexasure shares held by such Lexasure shareholder party thereto between the date of the Voting Agreement and the date of Closing, except for certain permitted transfers where the recipient also agrees to comply with the terms of the Voting Agreement.

The foregoing description of the Voting Agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the form of the Voting Agreement, a copy of which is filed as Exhibit 10.11 to this Report and incorporated herein by reference.

Lock-Up Agreements

Simultaneously with the execution and delivery of the Lexasure Business Combination Agreement or shortly thereafter, certain Lexasure shareholders entered into a lock-up agreement with Pubco and the SPAC Representative (the “Lock-Up Agreements”). Pursuant to the Lock-Up Agreements, the Lexasure shareholders party thereto agreed not to, during the period commencing from the Closing and ending on the 12-month anniversary of the Closing (subject to early release if (x) the last trading price of Pubco Ordinary Shares equals or exceeds $12.00 for any 20 trading days within any 30 trading day period commencing at least 150 days after the Closing or (y) Pubco consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party): (i) lend, offer, pledge, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any restricted securities, (ii) enter into any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of such restricted securities, or (iii) publicly disclose the intention to do any of the foregoing, whether any such transaction described in clauses (i) or (ii) above is to be settled by delivery of the restricted securities or other securities, in cash or otherwise (in each case, subject to certain limited permitted transfers, provided that the transferred shares shall continue to be subject to the Lock-Up Agreement).

The foregoing description of the Lock-Up Agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the form of Lock-Up Agreement, a copy of which is filed as Exhibit 10.12 to this Report and incorporated herein by reference.

Non-Competition Agreements

Simultaneously with the execution and delivery of the Lexasure Business Combination Agreement or shortly thereafter, certain direct or indirect Lexasure shareholders entered into non-competition and non-solicitation agreements (the “Non-Competition Agreements”) in favor of Lexasure, the Company and Pubco and their direct and indirect subsidiaries and their respective present and future successors and direct and indirect subsidiaries (“Covered Parties”), to be effective as of the Closing. Under the Non-Competition Agreements, the signatory thereto agreed not to compete with the Covered Parties during the five-year period following the Closing and, during such five-year restricted period, not to solicit employees or customers of such entities. The Non-Competition Agreements also contain customary confidentiality and non-disparagement provisions.

The foregoing description of the Non-Competition Agreements does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the form of Non-Competition Agreement, a copy of which is filed as Exhibit 10.13 to this Report and incorporated herein by reference.

Lexasure Registration Rights Agreement

At or prior to the Closing, certain Lexasure shareholders will enter into a registration rights agreement (the “Lexasure Registration Rights Agreement”) with Pubco and the Company, in form and substance to be mutually agreed by Lexasure and the Company (each acting reasonably), pursuant to which, among other matters, Pubco will agree to undertake certain registration obligations in accordance with the Securities Act and such shareholders will be granted customary demand and piggyback registration rights.

Founder Registration Rights Agreement Amendment

At or prior to the Closing, Pubco, the Company and the Sponsor (as well as any other parties necessary to effect such amendment) will enter into an amendment, in form and substance to be mutually agreed by Lexasure and the Company, to the Founder Registration Rights Agreement (the “Founder Registration Rights Agreement Amendment”). Under the Founder Registration Rights Agreement Amendment, the Founder Registration Rights Agreement will be amended to, among other things, add Pubco as a party and to reflect the issuance of Pubco Ordinary Shares pursuant to the Lexasure Business Combination Agreement, and to reconcile with the provisions of the Lexasure Registration Rights Agreement.

Sponsor Letter Agreement

In connection with the Lexasure Business Combination Agreement, the Sponsor and Lexasure entered into a letter agreement (the “Sponsor Letter Agreement”) pursuant to which the Sponsor agreed to transfer to the Lexasure shareholders 500,000 of the Sponsor’s Class B Ordinary Shares (or Pubco Ordinary Shares issued in exchange therefor in the Lexasure Business Combination) in the event that the Closing occurs and less than $20,000,000 in financing, in the aggregate, is raised by the Company, Pubco and/or Lexasure (other than from existing actual or potential investors of Lexasure, excluding Development Finance Institutions) prior to the later of the Closing and December 31, 2023 (including funds remaining in the Trust Account after giving effect to the Closing Redemption).

The foregoing description of the Sponsor Letter Agreement does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Sponsor Letter Agreement, a copy of which is filed as Exhibit 10.14 to this Report and incorporated herein by reference.

Amendment to the Forward Purchase Agreement

In connection with the Lexasure Business Combination Agreement, on March 1, 2023, we amended the Forward Purchase Agreement, dated as of June 15, 2021 by and between us and the Forward Purchase Investor that provides for the sale of the Forward Purchase Units to the Forward Purchase Investor in a private placement to occur substantially concurrently with the closing of our Initial Business Combination. For a full description of the Forward Purchase Agreement, as amended, and the Forward Purchase Securities please see “Our Forward Purchase Agreement and Committed Capital” above.

The descriptions of the amendment to the Forward Purchase Agreement herein do not purport to be complete and are subject to and qualified in their entirety by reference to the full text of the amendment to the Forward Purchase Agreement, a copy of which is filed as Exhibit 10.15 to this Report and incorporated herein by reference.

Side Letters

In connection with the Lexasure Business Combination Agreement we have also entered into two side letters with Lexasure. The first side letter, dated April 18, 2023, provides that, among other things, Lexasure will engage or hire additional executive management personnel to effectively consummate the Lexasure Business Combination and transition into being a public company (the “Management Side Letter”). The second side letter, dated April 19, 2023, is regarding the extension of time for Lexasure to produce PCAOB financial statements pursuant to the Lexasure Business Combination Agreement (the “Financials Side Letter”).

Additionally, pursuant to the Financial Side Letter, Lexasure agreed to loan us the reasonable amounts that we are obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000. The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event of an Alternative Closing), the Sponsor has agreed to transfer a number of Ordinary Shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by us and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. We will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by us, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

The foregoing description of the Management Side Letter and the Financials Side Letter does not purport to be complete and is subject to and qualified in its entirety by reference to the full text of the Management Side Letter and the Financials Side Letter, copies of which are filed as Exhibits 10.16 and 10.17 to this Report, respectively and incorporated herein by reference.

Sponsor Overview

Capitalworks

The Sponsor is an affiliate of Capitalworks, a leading emerging markets multi-strategy private equity manager with a successful 13-year track record of investing in emerging markets companies across several investment verticals. Since its founding in 2006, Capitalworks has increased its assets under management from $245 million in 2008 to over $1.4 billion in 2023, and the number of Capitalworks investment professionals has grown from eight to 39, with over 160 years of collective investment experience in emerging markets. Capitalworks currently invests through seven alternative investment strategies, all focused on emerging markets.

Ms. Brzezinski and Mr. Kotzé are senior executives of Capitalworks, and Ms. Brzezinski leads the firm’s global practice for growth equity investments across the middle-income markets of Asia, Central Europe and Latin America. They maintain deep relationships with leading businesspeople, private equity fund managers, entrepreneurs and management teams across the emerging markets, as well as with leading local and international financial institutions, driving Capitalworks’ proprietary access to investment opportunities. In connection with our Initial Business Combination, we are leveraging the perspective, partnership approach, patience, discipline, strategic input, operational support and track record of value creation that our senior team has developed over decades of investing in and building businesses across the emerging markets.

Camber Base, LLC

The Sponsor is supported by the Forward Purchase Investor, which is an affiliate of the Brown University endowment. The Brown University endowment refers to the collection of endowed gifts from generous supporters of Brown University, a research and teaching university based in Providence, RI. These gifts, designated by purpose by the benefactors, provide a long-term financial resource for the university’s research initiatives and educational mission. The largest use of these funds is financial aid for undergraduate students.

The endowment is managed as a single investment pool by a team of professional investors with oversight from the governing body of the university. We expect that investment professionals and advisors from the Brown University endowment, as well as university administrators and academic professionals to the extent relevant, may provide guidance to our Management Team throughout the process of identifying and selecting a target company for our Initial Business Combination. The Forward Purchase Investor has appointed two members to our Advisory Committee.

Information regarding Capitalworks and the Forward Purchase Investor is not a guarantee that our performance will be successful.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our Initial Business Combination, including the Lexasure Business Combination, using cash from the proceeds of the IPO and the Private Placement, the sale of the Forward Purchase Securities, our shares (other backstop agreements we may enter into), securities, debt or a combination of cash, equity and debt. If our Initial Business Combination, including the Lexasure Business Combination, is paid for using equity or debt securities, or not all of the funds released from the Trust Account are used for payment of the consideration in connection with our Initial Business Combination or the redemption of our Public Shares, we may use the balance of the cash released to us from the Trust Account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction Company, the payment of principal or interest due on indebtedness incurred in completing our Initial Business Combination, to fund the purchase of other companies or for working capital.

While we could pursue an acquisition opportunity in any industry or sector (other than as set forth herein), we focused our search on high-growth companies operating in select emerging markets, with the ability to replicate their business models sustainably across other emerging markets or translate their products, services or technologies to developed markets. Although our Management assesses the risks inherent in a particular target business with which we may combine, such as Lexasure, we cannot assure you that this assessment will result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely affect a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our Initial Business Combination, including the Lexasure Business Combination, and we may effectuate our Initial Business Combination using the proceeds of such offering rather than using the amounts held in the Trust Account. In addition, we have targeted and may continue to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO  and the Private Placement, and, as a result, if the cash portion of the purchase price exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemptions by Public Shareholder, we may be required to seek additional financing to complete such proposed Initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our Initial Business Combination. In the case of an Initial Business Combination, including the Lexasure Business Combination, funded with assets other than the Trust Account assets, our proxy materials or tender offer documents disclosing the Initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our Initial Business Combination, including pursuant to private placement agreements or backstop agreements we may enter into. At this time, other than the Forward Purchase Agreement providing, as amended, for certain Forward Purchase Units to be purchased at the sole option of the Forward Purchase Investor in a private placement to occur substantially concurrently with the closing of our Initial Business Combination, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of the Sponsor or our executive officers, directors or shareholders are required to provide any financing to us in connection with or after our Initial Business Combination.

We will not pursue or consummate an Initial Business Combination with a target (i) whose business activities can be shown to be supporting and facilitating the Sudanese government in its continuing sponsorship of genocidal actions and human rights violations in Darfur and/or is “scrutinized” by the EIRIS Conflict Risk Network in its Sudan Company Report, (ii) that manufactures tobacco products, in each case at the time of our Initial Business Combination or (iii) that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). Lexasure does not fall under any of these categories.

For more information on the Lexasure Business Combination and the financing arrangements associated therewith, please see “Lexasure Business Combination” above.

Sources of Target Businesses

Target business candidates have been and may continue to be brought to our attention from various unaffiliated sources, including investment bankers, private investment funds and other members of the technology community. Target businesses have been and may continue to be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the IPO Prospectus and this Report and know what types of businesses we are targeting. Our Management Team and Capitalworks, as well as their respective affiliates, may also bring to our attention target business candidates of which they become aware through their business contacts as a result of formal or informal inquiries or discussions they may have. In addition, we received and may continue to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our executive officers and directors.

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

We are not prohibited from pursuing an Initial Business Combination with a company that is affiliated with our Sponsor or members of our Management Team, or completing such Initial Business Combination through a joint venture or other form of shared ownership with our Sponsor or members of our Management Team. While Lexasure is not affiliated with our Sponsor, any of our executive officers or directors, in the event we do not consummate the Lexasure Business Combination and we seek to complete an Initial Business Combination with a target that is affiliated with our Sponsor or members of our Management Team, we, or a committee of our independent directors, would obtain an opinion from an independent investment banking firm or an independent accounting firm that such Initial Business Combination is fair to us from a financial point of view. We are not required to obtain such an opinion in any other context.

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, including Lexasure, we conduct a due diligence review that encompasses, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as applicable, as well as a review of financial, operational, clinical, scientific, IP, legal and other information that are made available to us. If we determine to move forward with a particular target, we will proceed to structure and negotiate the terms of the Initial Business Combination transaction.

Nasdaq rules require that we must complete one or more Initial Business Combinations having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of our signing a definitive agreement in connection with our Initial Business Combination. Our Board of Directors will make the determination as to the fair market value of our Initial Business Combination. If our Board of Directors is not able to independently determine the fair market value of our Initial Business Combination (including with the assistance of financial advisors), we will obtain an opinion from an independent investment banking firm, which is a member of the FINRA, or another independent entity that commonly renders valuation opinions with respect to the satisfaction of such criteria. While we consider it likely that our Board of Directors will be able to make an independent determination of the fair market value of our Initial Business Combination, it may be unable to do so if it is less familiar or experienced with the business of a particular target or if there is a significant amount of uncertainty as to the value of the target’s assets or prospects. Additionally, pursuant to Nasdaq rules, any Initial Business Combination must be approved by a majority of our independent directors. Based on the valuation analysis of our Management and Board of Directors, we have determined that the fair market value of Lexasure was substantially in excess of 80% of the funds in the Trust Account and that the 80% test was therefore satisfied.

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

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that have been important in evaluating prospective targets for our Initial Business Combination, including Lexasure. We have leveraged these criteria and guidelines in evaluating acquisition opportunities, including the Lexasure Business Combination, but we may decide to enter into our Initial Business Combination with a target that meets some, but not all of these criteria and guidelines.

We seek target businesses with the following characteristics:

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

We currently believe that there continues to be more than one hundred companies that meet our acquisition criteria. These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular Initial Business Combination, including the Lexasure Business Combination may be based, to the extent relevant, on these general guidelines as well as other considerations, factors and criteria that our management may deem relevant, although we will not pursue or consummate an Initial Business Combination with a target that conducts a majority of its business or is headquartered in China (including Hong Kong and Macau). In the event that we decide to enter into our Initial Business Combination with a target business that meets some but not all of the above criteria and guidelines, we will disclose that the target business meets some but not all of the above criteria in our shareholder communications related to our Initial Business Combination, which, as discussed in this Report, would be in the form of tender offer documents or proxy solicitation materials that we would file with the SEC, such as the Lexasure Registration Statement.

Acquisition Process

In evaluating a prospective target business, including Lexasure, we have conducted rigorous due diligence reviews of issues that we deem important to validating a company’s business quality and assessing growth and value creation opportunities, allowing our Management Team to price returns relative to potential risks appropriately. These reviews encompass, among other things, research related to the company’s industry, markets, products, services and competitors, meetings with incumbent management and employees, on-site visits and a review of financial and other information that have been made available to us. Our approach to the acquisition process has been centered around leveraging the existing network and knowledge base of Capitalworks, across its integrated platform and our Management Team’s operational and capital allocation expertise to target high-quality, established and scalable businesses where we see multiple opportunities for continued organic and strategic growth.

Past experience or performance of Capitalworks, members of our Management Team or their respective affiliates is not a guarantee of either (1) our ability to successfully identify a suitable candidate for our Initial Business Combination and execute a transaction, such as the Lexasure Business Combination; or (2) success with respect to any Initial Business Combination that we may consummate. You should not rely on the historical record of Capitalworks, members of our Management Team or their respective affiliates as indicative of our future performance of an investment in our Company or the returns our Company will, or is likely to, generate going forward.

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

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the management team of Lexasure, when evaluating the desirability of effecting our Initial Business Combination with that business, and plan to continue to do so if the Lexasure Business Combination is not consummated and we seek other Initial Business Combination opportunities, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our Management Team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our Management Team will remain with the combined company will be made at the time of our Initial Business Combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our Initial Business Combination, including the Lexasure Business Combination in which Roberta Brzezinkski will serve as a director of Pubco post-Closing, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our Initial Business Combination. Moreover, we cannot assure you that members of our Management Team will have significant experience or knowledge relating to the operations of the particular target business.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our Amended and Restated Memorandum and Articles of Association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule (as is the case in the Lexasure Business Combination as currently contemplated), or we may decide to seek shareholder approval for business or other reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our Initial Business Combination if, for example:

●	We issue Ordinary Shares that will be equal to or in excess of 20% of the number of our Ordinary Shares then-outstanding (other than in a public offering);
●	Any of our directors, executive officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Ordinary Shares could result in an increase in outstanding Ordinary Shares or voting power of 5% or more; or
●	The issuance or potential issuance of Ordinary Shares will result in our undergoing a change of control.

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

In the event that our Sponsor, directors, executive officers, advisors or their respective affiliates purchase shares in privately negotiated transactions from Public Shareholder who have already elected to exercise their redemption rights or submitted a proxy to vote against our Initial Business Combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Initial Business Combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules. The purpose of any such transaction could be to vote such shares in favor of the Initial Business Combination and thereby increase the likelihood of obtaining shareholder approval of the Initial Business Combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Initial Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of Public Warrants could be to reduce the number of Public Warrants outstanding or to vote such Public Warrants on any matters submitted to the warrant holders for approval in connection with our Initial Business Combination. Any such purchases of our securities may result in the completion of our Initial Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A Ordinary Shares or Public Warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

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

See “Lexasure Business Combination” above for more information on the requisite approvals needed for the Lexasure Business Combination.

Redemption Rights for Public Shareholders upon Completion of our Initial Business Combination

We will provide our Public Shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our Initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the Initial Business Combination, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then-outstanding Public Shares, subject to the limitations and on the conditions described herein. As of March 31, 2023, the amount in the Trust Account was approximately $10.45 per Public Share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our Sponsor and each member of our Management Team have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their Founder Shares, Private Placement Warrants and any Public Shares they may hold in connection with the completion of our Initial Business Combination.

See “Lexasure Business Combination” above for more information on the redemption process and specifics for the Lexasure Business Combination.

Limitations on Redemptions

Our Amended and Restated Memorandum and Articles of Association provide that in no event will we redeem our Public Shares in an amount that would cause our net tangible assets to be less than $5,000,001 upon consummation of our Initial Business Combination and after payment of deferred underwriters’ commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement that may be contained in the agreement relating to our Initial Business Combination. For example, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

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

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our Initial Business Combination until the expiration of the tender offer period. In addition, we will not redeem any Public Shares unless our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our Initial Business Combination and after payment of underwriters’ fees and commissions (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our Initial Business Combination. If Public Shareholder tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the Initial Business Combination.

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

If we seek shareholder approval, we will complete our Initial Business Combination only if it is approved by Ordinary Resolution. A quorum for such meeting will consist of the holders present in person or by proxy of the outstanding shares the Company representing one-half (1/2) of the voting power of all outstanding shares of the Company entitled to vote at such meeting. Our Initial Shareholders will count toward this quorum and pursuant to the letter agreement, our Initial Shareholders have agreed to vote their Founder Shares and any Public Shares purchased during or after the IPO (including in open market and privately negotiated transactions) in favor of our Initial Business Combination. For purposes of seeking approval of the majority of our outstanding Ordinary Shares voted, non-votes will have no effect on the approval of our Initial Business Combination once a quorum is obtained. In addition, pursuant to the terms of the Forward Purchase Agreement, the Forward Purchase Investor has agreed that it shall vote any shares purchased during or after the IPO, in favor of our Initial Business Combination. As a result of the aggregate redemptions of Public Shares in connection with the Extension and the number of outstanding Founder Shares held by our Initial Shareholders, unless otherwise required under applicable law, we will not require the vote of the holders of any of the Public Shares sold in our Initial Public Offering to be voted in favor of an Initial Business Combination in order to have our Initial Business Combination approved. These quorums and voting thresholds, and the voting agreements of our Initial Shareholders, may make it more likely that we will consummate our Initial Business Combination. Each Public Shareholder may elect to redeem its Public Shares irrespective of whether they vote for or against the proposed transaction.

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

However, the proposed Initial Business Combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed Initial Business Combination. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the Initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Upon the public announcement of our Initial Business Combination, if we elect to conduct redemptions pursuant to the tender offer rules, we or our Sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A Ordinary Shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act. We intend to require our Public Shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to, at the holder’s option, either deliver their share certificates to our transfer agent or deliver their shares to our transfer agent electronically using the DWAC System, prior to the date set forth in the proxy materials or tender offer documents, as applicable. In the case of proxy materials, this date may be up to two business days prior to the vote on the proposal to approve the Initial Business Combination. In addition, if we conduct redemptions in connection with a shareholder vote, we intend to require a Public Shareholder seeking redemption of its Public Shares to also submit a written request for redemption to our transfer agent two business days prior to the vote in which the name of the beneficial owner of such shares is included. The proxy materials or tender offer documents, as applicable, that we will furnish to holders of our Public Shares in connection with our Initial Business Combination will indicate whether we are requiring Public Shareholders to satisfy such delivery requirements. We believe that this will allow our transfer agent to efficiently process any redemptions without the need for further communication or action from the redeeming Public Shareholders, which could delay redemptions and result in additional administrative cost. If the proposed Initial Business Combination is not approved and we continue to search for a target company, we will promptly return any certificates or shares delivered by Public Shareholders who elected to redeem their shares. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their Public Shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $100 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on a business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

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

If our Initial Business Combination is not approved or completed for any reason, then our Public Shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the Trust Account. In such case, we will promptly return any certificates (if any) delivered by Public Shareholders who elected to redeem their shares.

If the Lexasure Business Combination is not completed, we may continue to try to complete an Initial Business Combination with a different target until March 3, 2024, 27 months from the closing of the IPO, pursuant to the Extension.

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our Amended and Restated Memorandum and Articles of Association provide that we will have only 27 months from the closing of the IPO to complete our Initial Business Combination, pursuant to the Extension. If we are unable to complete our Initial Business Combination by the end of the Combination Period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (less up to $100,000 of interest to pay liquidation expenses and net of taxes payable), divided by the number of then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our Warrants, which will expire worthless if we fail to complete our Initial Business Combination by the end of the Combination Period.

Competition

In identifying, evaluating and selecting a target business for our Initial Business Combination, such as Lexasure, we have encountered and may continue to encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our Public Shareholders who exercise their redemption rights may reduce the resources available to us for our Initial Business Combination and our outstanding Warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an Initial Business Combination.

Employees

We currently have two executive officers and a junior staffer. These individuals are not obligated to devote any specific number of hours to our matters, but they devote as much of their time as they deem necessary to our affairs until we have completed our Initial Business Combination. The amount of time they devote in any time period varies based on and the stage of the Initial Business Combination process we are in.

Available Information

We have registered our Units, Class A Ordinary Shares and Public Warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports, including this Report, contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business, such as the Lexasure Registration Statement. These financial statements may be required to be prepared in accordance with, or be reconciled to, GAAP, or the International Financial Reporting Standards, as issued by the International Accounting Standards Board, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our Initial Business Combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We are required to evaluate our internal control procedures for the fiscal year ended March 31, 2023 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Initial Business Combination.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following December 3, 2026, the fifth anniversary of the completion of our Initial Public Offering, (b) in which we have total annual gross revenue of at least $1.235 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Ordinary Shares that is held by non-affiliates exceeds $700 million as of the prior September 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the end of the prior September 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equaled or exceeds $700 million as of the prior September 30.

Exempted companies are Cayman Islands companies wishing to conduct business outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and have received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Law (2018 Revision) of the Cayman Islands, for a period of 20 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations shall apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax shall be payable (1) on or in respect of our shares, debentures or other obligations or (2) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;
●	we may not be able to select an appropriate target business or businesses and complete our Initial Business Combination in the prescribed time frame, including the Lexasure Business Combination;
●	our expectations around the performance of a prospective target business, such as Lexasure, or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our Initial Business Combination;
●	our officers and directors may have difficulties allocating their time between the Company and other businesses and may potentially have conflicts of interest with our business or in approving our Initial Business Combination;
●	we may not be able to obtain additional financing to complete our Initial Business Combination, including the Lexasure Business Combination, or reduce the number of shareholders requesting redemption;
●	we may issue our shares to investors in connection with our Initial Business Combination at a price that is less than the prevailing market price of our shares at that time;
●	you may not be given the opportunity to choose the initial business target or to vote on the Initial Business Combination;
●	Trust Account funds may not be protected against third party claims or bankruptcy;
●	an active market for our public securities may not develop and you will have limited liquidity and trading;
●	our financial performance following an Initial Business Combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management;
●	there may be more competition to find an attractive target for an Initial Business Combination, which could increase the costs associated with completing our Initial Business Combination and may result in our inability to find a suitable target;
●	changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an Initial Business Combination;
●	in the event that the Lexasure Business Combination is not completed and we seek alternative targets, we may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Initial Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability;
●	we may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us after the Initial Public Offering, which may include acting as a financial advisor in connection with an Initial Business Combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon completion of an Initial Business Combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the Initial Public Offering, including, for example, in connection with the sourcing and consummation of an Initial Business Combination;
●	we may attempt to complete our Initial Business Combination with a private company, such as Lexasure, about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all;
●	our Warrants are accounted for as derivative liabilities and are recorded at fair value upon issuance with changes in fair value each period reported in earnings, which may have an adverse effect on the market price of our Ordinary Shares or may make it more difficult for us to consummate an Initial Business Combination;
●	since our Initial Shareholders will lose their entire investment in us if our Initial Business Combination is not completed (other than with respect to any Public Shares they may acquire during or after the Initial Public Offering), and because our Sponsor, officers and directors may profit substantially even under circumstances in which our Public Shareholders would experience losses in connection with their investment, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Initial Business Combination;

●	changes in laws or regulations or how such laws or regulations are interpreted or applied, or a failure to comply with any laws or regulations, may adversely affect our business, including our ability to negotiate and complete our Initial Business Combination, and results of operations;
●	the value of the Founder Shares following completion of our Initial Business Combination is likely to be substantially higher than the nominal price paid for them, even if the trading price of our Class A Ordinary Shares at such time is substantially less than $10.20 per share;
●	resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our Initial Business Combination within the Combination Period, our Public Shareholders may receive only approximately $10.20 per share, or less than such amount in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless;
●	in March 2022, the SEC issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our Initial Business Combination and may constrain the circumstances under which we could complete an Initial Business Combination. The need for compliance with such proposals may cause us to liquidate the funds in the Trust Account or liquidate the Company at an earlier time than we might otherwise choose;
●	if we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete an Initial Business Combination and instead liquidate the Company;
●	to mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we expect that we will, on or prior to the 24-month anniversary of the effective date of our IPO Registration Statement, instruct the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest bearing demand deposit account until the earlier of the consummation of our Initial Business Combination or our liquidation. As a result, following the liquidation of investments in the Trust Account, we would likely receive less interest on the funds held in the Trust Account, which would likely reduce the dollar amount our Public Shareholders would receive upon any redemption or liquidation of the Company;
●	we may not be able to complete an Initial Business Combination with certain potential target companies if a proposed transaction with the target company may be subject to review or approval by regulatory authorities pursuant to certain U.S. or foreign laws or regulations, including the Committee on Foreign Investment in the United States;
●	recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an Initial Business Combination;
●	military conflict in Ukraine or elsewhere may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an Initial Business Combination;
●	there is substantial doubt about our ability to continue as a “going concern”; and
●	we have identified a material weakness in our internal control over financial reporting as of March 31, 2023. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

Market conditions, economic uncertainty or downturns could adversely affect our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including as a result of the COVID-19 pandemic, supply chain disruptions, the Ukraine-Russia conflict, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and high inflation and the possibility of a recession. A significant downturn in economic conditions may make it more difficult for us to consummate an Initial Business Combination.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results and our ability to consummate an Initial Business Combination could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury (the “Treasury Department”) has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling, the U.S. government could default on its payment obligations, or experience delays in making payments when due. A payment default or delay by the U.S. government, or continued uncertainty surrounding the U.S. debt ceiling, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the U.S. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition, operating results and our ability to consummate an Initial Business Combination.

If our Initial Business Combination involves a company organized under the laws of a state of the United States, it is possible a 1% U.S. federal excise tax will be imposed on us in connection with redemptions of our common stock after or in connection with such Initial Business Combination.

On August 16, 2022, the Inflation Reduction Act of 2022 became law in the United States, which, among other things, imposes a 1% excise tax on the fair market value of certain repurchases (including certain redemptions) of stock by publicly traded domestic (i.e., United States) corporations (and certain non-U.S. corporations treated as “surrogate foreign corporations”). The excise tax will apply to stock repurchases occurring in 2023 and beyond. The amount of the excise tax is generally 1% of the fair market value of the shares of stock repurchased at the time of the repurchase. The Treasury Department has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax; however, only limited guidance has been issued to date.

As an entity incorporated as a Cayman Islands exempted company, the 1% excise tax is not expected to apply to redemptions of our Class A ordinary shares (absent any regulations and other additional guidance that may be issued in the future with retroactive effect) in connection with the Lexasure Business Combination.

However, in connection with an Initial Business Combination other than the Lexasure Business Combination involving a company organized under the laws of the United States, it is possible that we domesticate and continue as a Delaware corporation prior to certain redemptions and, because our securities are trading on Nasdaq, it is possible that we will be subject to the excise tax with respect to any subsequent redemptions, including redemptions in connection with the Initial Business Combination, that are treated as repurchases for this purpose (other than, pursuant to recently issued guidance from the Treasury Department, redemptions in complete liquidation of the company). In all cases, the extent of the excise tax that may be incurred will depend on a number of factors, including the fair market value of our stock redeemed, the extent such redemptions could be treated as dividends and not repurchases, and the content of any regulations and other additional guidance from the Treasury Department that may be issued and applicable to the redemptions. Issuances of stock by a repurchasing corporation in a year in which such corporation repurchases stock may reduce the amount of excise tax imposed with respect to such repurchase. The excise tax is imposed on the repurchasing corporation itself, not the shareholders from which stock is repurchased. The imposition of the excise tax as a result of redemptions in connection with the Initial Business Combination could, however, reduce the amount of cash available to pay redemptions or reduce the cash contribution to the target business in connection with our Initial Business Combination, which could cause the other shareholders of the combined company to economically bear the impact of such excise tax.

Adverse developments affecting the financial services industry, including events or concerns involving liquidity, defaults or non-performance by financial institutions, could adversely affect our business, financial condition or results of operations, or our prospects.

The funds in our operating account and our Trust Account are held in banks or other financial institutions. Our cash held in non-interest bearing and interest-bearing accounts would exceed any applicable Federal Deposit Insurance Corporation (“FDIC”) insurance limits. Should events, including limited liquidity, defaults, non-performance or other adverse developments occur with respect to the banks or other financial institutions that hold our funds, or that affect financial institutions or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, our liquidity may be adversely affected. For example, on March 10, 2023, the FDIC announced that Silicon Valley Bank had been closed by the California Department of Financial Protection and Innovation. Although we did not have any funds in Silicon Valley Bank or other institutions that have been closed, we cannot guarantee that the banks or other financial institutions that hold our funds will not experience similar issues.

In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on terms favorable to us in connection with a potential Initial Business Combination, or at all, and could have material adverse impacts on our liquidity, our business, financial condition or results of operations, and our prospects. Our business may be adversely impacted by these developments in ways that we cannot predict at this time, there may be additional risks that we have not yet identified, and we cannot guarantee that we will be able to avoid negative consequences directly or indirectly from any failure of one or more banks or other financial institutions.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our IPO Registration Statement, (ii) Annual Report on Form 10-K for the year ended March 31, 2022, as filed with the SEC on July 15, 2022, (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2022, as filed with the SEC on November 14, 2022 and (iv) Proxy Statement on Schedule 14A as filed with the SEC on May 3, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an Initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

For risks related to Lexasure and the Lexasure Business Combination, please see the Lexasure Registration Statement once filed.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our executive offices are located at 1345 Avenue of the Americas, 11th Floor, New York, New York , 10105, and our telephone number is (202) 320-4822. The cost for our use of this space is included in the $20,000 per month fee we pay to an affiliate of our Sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

To the knowledge of our Management Team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

(a)Market Information

Our Units, Public Shares and Public Warrants are each traded on Nasdaq under the symbols “CMCAU,” “CMCA” and “CMCAW,” respectively. Our Units commenced public trading on December 1, 2021, and our Public Shares and Public Warrants commenced separate public trading on January 21, 2022.

(b)Holders

On July 14, 2023 there was one holder of record of our Units, two holders of record of our Class A Ordinary Shares and two holders of record of our Public Warrants.

(c)Dividends

We have not paid any cash dividends on our Ordinary Shares to date and do not intend to pay cash dividends prior to the completion of our Initial Business Combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Initial Business Combination. The payment of any cash dividends subsequent to our Initial Business Combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Initial Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e)Recent Sales of Unregistered Securities

There were no sales of unregistered securities during the fiscal year covered by the Report. However, on May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Conversion. For more information on the Founder Conversion, see “Item 1. Business”.

(f)Use of Proceeds from the Initial Public Offering

For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, as filed with the SEC on February 14, 2022. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

(g)Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 23, 2023, we held the 2023 Extraordinary Meeting at which our shareholders approved, among other things, an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an Initial Business Combination to March 3, 2024, and to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately  $10.51 per share, for an aggregate redemption amount of approximately $197,192,733.57, in connection with the 2023 Extraordinary Meeting.

There were no such repurchases of our equity securities by us or an affiliate during the fourth quarter of the fiscal year covered by the Report.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an Initial Business Combination. Our Sponsor, CEMAC Sponsor LP, is a Cayman Islands exempted limited partnership.

Lexasure Business Combination

On March 1, 2023, we entered the Lexasure Business Combination Agreement with Lexasure, Pubco, the Merger Subs, the SPAC Representative, and the Seller Representative, for the Lexasure Business Combination. Pursuant to the Lexasure Business Combination Agreement, Pubco will serve as the parent company of each of the Company and Lexasure following the consummation of the Lexasure Business Combination.

For a full description of the Lexasure Business Combination Agreement and the proposed Lexasure Business Combination, including the ancillary agreements entered into in connection with the Lexasure Business Combination Agreement,  please see “Item 1. Business.”

Recent Developments

On April 19, 2023, pursuant to the Financial Side Letter, Lexasure agreed to loan us the Lexasure Loan up to a maximum of $600,000. The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event of an Alternative Closing), the Sponsor has agreed to transfer a number of Ordinary Shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by us and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. We will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by us, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

On May 15, 2023, May 18, 2023 and May 22, 2023, we entered into the Extension Non-Redemption Agreements with the Sponsor and the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A Ordinary Shares sold in our Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an Initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) we shall issue to the NRA Holders a number of Class A Ordinary Shares equal to the NRA Forfeited Shares.

On May 23, 2023, we held the 2023 Extraordinary Meeting at which our shareholders approved, among other things, an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an Initial Business Combination to March 3, 2024, and to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of approximately $197,192,733.57, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, we will deposit $50,000 per month, or portion thereof, that is needed to complete an Initial Business Combination, for up to an aggregate of $450,000. On June 6, 2023 and July 3, 2023, respectively, the first two payments of $50,000 were deposited into the Trust Account pursuant to this deposit structure.

On May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Conversion. The 5,749,999 Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 57.5%  of the outstanding Ordinary Shares as of July 14, 2023.

For more information on the extension of our Combination Period and the 2023 Extraordinary Meeting, including the Extension Non-Redemption Agreements and the Founder Conversion, please see “Item 1. Business”.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination; however, Management continues to evaluate the impact of these factors. The financial statements and notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2023, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2023 relates to our formation and the IPO and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination and costs related to the Lexasure Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended March 31, 2023, we had net income of $4,970,671, which consisted primarily of formation and operating costs amounting to $2,280,815, and administrative fees of $240,000 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $5,825,601, and change in fair value of the derivative warrant liability and the forward purchase agreement liability of $2,259,680 and $(593,795), respectively.

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

As of March 31, 2023 and 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of March 31, 2023, we had $90,283 in cash and a working capital deficit of $1.2 million.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of an Initial Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of March 31, 2023, we had borrowed $800,000 and had $700,000 available to us under the WCL Agreement.

For the year ended March 31, 2023, net cash used in operating activities was $1,703,978, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $2,259,680 and interest income on investments held in the Trust Account of $5,825,601, partially offset by net income of $4,970,671 and non-cash adjustment to net income related to the change in fair value of the Forward Purchase Agreement liability of $593,795 and changes in operating assets and liabilities of $816,837.

For the period April 20, 2021 (inception) through March 31, 2022, net cash used in operating activities was $759,024, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $20,530,500 and interest income on investments held in the Trust Account of $16,409, partially offset by net income of $19,258,401 and non-cash adjustment to net income related to the change in fair value of the Forward Purchase Agreement liability of $74,696 and changes in operating assets and liabilities of $344,978.

For the period April 20, 2021 (inception) through March 31, 2022, net cash used in investing activities was $234,600,000, which was due to cash deposited into the Trust Account of $234,600,000.

For the year ended March 31, 2023, net cash provided by financing activities was $825,000, which was due to $800,000 in proceeds from the WCL Agreement and $25,000 in related party advances.

For the period April 20, 2021 (inception) through March 31, 2022, net cash provided by financing activities was $236,328,285, which was due to proceeds from sale of the Units in the Initial Public Offering of $225,400,000, proceeds from sale of the Private Placement Warrants in the Private Placement of $11,700,000, and proceeds from the IPO Promissory Note of $280,000, partially offset by payments on IPO Promissory Note of $280,000, repayment of related party advances of $25,000 and payment of offering costs of $746,715.

Based on the foregoing, it is possible that the $90,283 in cash held outside the Trust Account on March 31, 2023 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the Initial Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

We can raise additional capital through Working Capital Loans from the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. During the fiscal years ended March 31, 2023 and 2022, respectively, we incurred and paid $240,000 and $80,000 of expenses.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans or an extension loan (and any shares of Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans or an extension loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Founder Shares Registration Rights Agreement, which requires us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of an Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Founder Shares Registration Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters of the IPO a 45-day option from the date of IPO to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the IPO price less the underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of their over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to us of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the IPO. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete an Initial Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreements

On November 27, 2022, we entered into an agreement with a transactional and strategic advisory firm (the “First Strategic Advisor”) for advisory services in connection with a potential Initial Business Combination. Pursuant to this agreement, we, if we consummate an Initial Business Combination, shall pay the First Strategic Advisor, at the consummation of the Initial Business Combination, a cash fee (the “Capital Markets Advisory Fee”) in the amount equal to (i) $1,500,000 plus (ii) an “Incremental Advisory Fee” based on the value of the proceeds held in the Trust Account immediately prior to the closing of the Initial Business Combination (the “Trust Proceeds”). If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $2,500,000. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by us at the consummation of the Initial Business Combination. If the Initial Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. We will also reimburse the First Strategic Advisor for all reasonable documented out-of-pocket expenses incurred in connection with the consulting agreement, provided that such expenses will not exceed $25,000 in the aggregate without our prior written approval.

On February 1, 2023, we entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Initial Business Combination. Upon consummation of an Initial Business Combination, the Second Strategic Advisor will purchase from us 250,000 Class B Ordinary Shares at a purchase price of $0.04 per share or $10,000 in aggregate.

Critical Accounting Estimates and Policies

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based on the financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of the financial statements and the notes thereto contained elsewhere in this Report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A Ordinary Share sold as part of the Units in the IPO contain a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Initial Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99“Accounting for Redeemable Equity Instruments”(“ASC 480-10-S99”), redemption provisions not solely within our control require Ordinary Shares subject to redemption to be classified outside of permanent equity.

The Class A Ordinary Shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the IPO, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net loss per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We account for the Public Warrants and the Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, we recorded a charge of $1,532,700 for the excess fair value of private warrant liabilities over the proceeds received.

Forward Purchase Agreement

We entered into the Forward Purchase Agreement, as amended, with the Forward Purchase Investor pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

For further information on the Forward Purchase Agreement and the Forward Purchase Securities, please see “Item 1. Business.”

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU Topic 2020 06, “Debt -Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging --Contracts in Entity’s Own Equity (Subtopic 815 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020 06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020 06 also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 upon inception. Adoption of ASU 2020 06 did not impact our financial position, results of operations or cash flows.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this Item.

Item 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-23 comprising a portion of this Report, which are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including our Chief Executive Officer and Chief Financial Officer (together, the “Certifying Officers”), or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report, due to a material weakness solely related to our accounting for complex financial instruments. This material weakness resulted in the restatement of certain of our previously issued financial statements.

In light of this material weakness, we have enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements including making greater use of third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. We believe our efforts will enhance our controls relating to accounting for complex financial transactions, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practice may evolve over time.

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

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our Management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making these assessments, Management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, Management determined that we did not maintain effective internal control over financial reporting as of March 31, 2023.

Management has implemented remediation steps to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

This Report does not include an attestation report of our internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

Other than as discussed above, there have been no changes to our internal control over financial reporting during the fiscal year ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan from the Sponsor to loan us funds up to $1,500,000. The proceeds of the WCL Agreement will be used for costs in connection with our Initial Business Combination or as general working capital. The WCL Agreement is non-interest bearing and payable, in part or in full, on the closing of an Initial Business Combination. As of July 14, 2023, we had borrowings of $1,330,000 under the WCL Agreement.

A copy of the WCL Agreement is attached as Exhibit 10.10 to this Report and is incorporated herein by reference. The disclosure set forth in this Item 9B is intended to be a summary only and is qualified in its entirety by reference to the WCL Agreement.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our directors and officers are as follows:

Name	Age	Position
Roberta Brzezinski	55	Chief Executive Officer and Director
Herman G. Kotzé	53	Chief Financial Officer
Whitney Baker	37	Director
Michael Faber	64	Director
Neil Harper	55	Director
Darius James Roth	54	Director

The experience of our directors and executive officers is as follows:

Roberta Brzezinski, our Chief Executive Officer and a director since our inception, leads Capitalworks’ global emerging markets practice and has 23 years of direct private equity investment experience across Asia, Latin America and Central Europe. She has also been named by the International Finance Corporation (World Bank Group) as an authorized non-executive director for IFC investee companies, and currently serves on a private company board in Eastern Europe. Prior to joining Capitalworks in January 2020, Ms. Brzezinski served as emerging markets private equity lead at Canadian pension fund CDPQ, where she spent five years leading investments in Latin America and India. She previously served as the Chief Investment Officer of TAU, an Asia-focused impact investor. Ms. Brzezinski was one of the original partners of Abris Capital, a growth buyout firm in Central Europe founded in 2007. Earlier in her career, she was an Asia-focused investor at Emerging Markets Partnership, the manager of the AIG Infrastructure Funds. Prior to that, she was an Eastern Europe-focused investor at New Century Holdings, and an investment officer at the IFC. Currently based in New York, Ms. Brzezinski has lived in Poland, Russia and Ukraine, with significant experience working and teambuilding across emerging markets. Ms. Brzezinski is a multilingual (French, Russian, Spanish, Polish) U.S. national and holds an AB, magna cum laude, from Harvard College and an MBA with honors from Georgetown University. We believe Ms. Brzezinski is well-qualified to serve on our Board of Directors due to her significant investment experience and her experience leading investments in emerging markets generally as well as in many of our targeted geographies.

Herman G. Kotzé, our Chief Financial Officer since our inception, is a Capitalworks executive and joined Capitalworks in January 2021. Mr. Kotzé served as the Chief Executive Officer of Lesaka Technologies, Inc., or Lesaka, formerly known as Net 1 UEPS Technologies, Inc., a Nasdaq-listed diversified payment technology and financial services firm with a focus on emerging markets, from May 2017 until September 2020, and was the Chief Financial Officer, Secretary and Treasurer of Lesaka from 2004 until February 2018. While Chief Financial Officer of Lesaka, Mr. Kotzé project-managed preparation of the company’s primary listing on Nasdaq in 2004, together with Capitalworks’ founders, who were private equity owners of the business prior to their launch of the Capitalworks platform. Following the Nasdaq listing, he established compliance and reporting functions. He also served as a director of companies in which Lesaka had invested, including two bank holding companies, European e-money institutions, South African insurance and mobile operators. While at Lesaka, Mr. Kotzé was responsible for sourcing and executing more than 20 strategic investments worth $1 billion over nearly two decades, spanning multiple geographies including South Korea, Hong Kong, India, Europe and Sub-Saharan Africa. Mr. Kotzé also currently serves as non-executive chairman on the board of 21finance AG, a fintech company headquartered in Liechtenstein. Mr. Kotzé is a multilingual (German, Afrikaans) South African national. Based in Pretoria, he holds a Bachelor of Commerce in Accounting, with honors, and a Bachelor of Commerce in Accounting, cum laude, from the University of Pretoria, and has completed additional studies in taxation and treasury management. He is a qualified Chartered Accountant in South Africa.

Whitney Baker has served as the Chairperson of our Board of Directors since our IPO. Ms. Baker is the founder of Totem Macro. Totem offers macro-strategy research focusing on global emerging markets (cross-asset), blending emerging markets macro-to-micro understanding with the salient global drivers. Totem’s client base includes many well-known investors and Chief Investment Officers in the hedge fund space, corporate C-suites, institutional allocators and wealth funds, and teams across some of the largest investment management houses in the industry. Prior to founding Totem in early 2018, Ms. Baker served as the Head of Emerging Markets at Bridgewater Associates, overseeing and developing Bridgewater Associates’ systematic macro strategies in emerging markets. Prior to that, she ran emerging markets-focused global macro and equity long/short strategies at Soros Fund Management and TT International in London, and Asian and U.S. stock portfolios at Resolution in Scotland. Ms. Baker holds an MA, with honors, in Economics (First Class) from the University of Glasgow and is a Chartered Financial Analyst. We believe Ms. Baker is well-qualified to serve on our Board of Directors due to her significant investment experience and her experience analyzing, utilizing and developing macro strategies in emerging markets.

Michael Faber has served as one of our directors since our IPO. Mr. Faber is a corporate executive and director, family office advisor and attorney with more than 25 years of experience investing in, managing and advising both large multi-national and emerging growth companies in a variety of industries. Since 1996, Mr. Faber has served as President and Chief Investment Officer of NextPoint and advises a number of multi-generational families on issues including family office management, asset manager selection and oversight, direct investing, trusts and estates, and impact investing and private foundations. Additionally, Mr. Faber currently serves as a director of CPI Aerostructures, Inc., as chairperson of the nominating and corporate governance committee and as a member of the audit and strategic planning committees, and as the lead director of Invesque, Inc., as a member of the Human Resources Committee. Mr. Faber has served as a director, lead investor or senior advisor to more than 40 private companies and has led or served on numerous audit, compensation and strategic committees. From 1990 to 2008, Mr. Faber was a General Partner of the NextPoint family of investment funds, focusing on private equity, venture capital and structured investments. Previously, Mr. Faber was a senior advisor to Akerman, of counsel to Mintz Levin, an attorney with the law firm of Arnold & Porter, and a senior consultant to the Research Council of Washington, the predecessor to the Corporate Executive Board Company. Mr. Faber received a JD from, and is an honors graduate and John M. Olin Fellow, of the University of Chicago Law School, received a BA from the State University of New York and has also studied at the Johns Hopkins University School of Advanced International Studies. Mr. Faber brings to our Board of Directors his legal expertise as well as his years of investment and general business experience. We believe Mr. Faber is well-qualified to serve on our Board of Directors due to his significant investment, corporate and legal experience and his experience serving on various boards and board committees.

Neil Harper has served as one of our directors since our IPO. Mr. Harper currently serves as Chairman of Turk Ventures Advisory Limited, a leading Turkey-dedicated private equity group, and as Chairman of Zamo Capital LLP, an impact investment firm. He sits on several other private equity-related corporate boards and investment committees, and also on charitable investment committees including that of the National Trust for Scotland. From 2006 to 2019, Mr. Harper served as Managing Director and Chief Investment Officer of Morgan Stanley AIP Private Markets, an approximately $12 billion global private markets fund, co-investment and secondaries business. Prior to that he was a Partner at McKinsey & Company operating globally, providing consulting services to corporate and private equity clients in financial services, telecom, technology, and several other sectors on strategy, performance improvement, mergers and acquisitions and corporate finance. Mr. Harper began his career at Arthur Andersen. He received an MA (First Class Honours) in Economics and Accounting from the University of Edinburgh and an MBA (Honors) in Finance and Strategy from the University of Chicago. In addition, he is a chartered accountant and member of the Institute of Chartered Accountants of Scotland. We believe Mr. Harper is well-qualified to serve on our Board of Directors due to his significant investment and corporate experience and his experience serving on various boards and investment committees and consulting for companies in our targeted sectors.

Darius James Roth has served as one of our directors since our IPO. Mr. Roth is the founder and Chief Executive Officer of Zamo Capital LLP, an investor in, and advisor to, impact private equity and venture capital firms since its formation in 2018. In addition, since 2018, Mr. Roth has served as a member of the Investment Committee of the University of Edinburgh Endowment. From 2016 to 2020, he served on the Economic Advisory Board of the International Finance Corporation. In 2007, Mr. Roth co-founded LeapFrog Investments, a social finance and impact investment firm. Mr. Roth holds an MA (with distinction) in Economics from the University of Manchester and a PhD in Economics from the University of Cambridge. We believe Mr. Roth is well-qualified to serve on our Board of Directors due to his significant investment experience.

Number and Terms of Office of Officers and Directors

Our Board of Directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. Class one of our Board of Directors consists of Michael Faber and Whitney Baker, with a term expiring at our first annual meeting of shareholders; Class two of our Board of Directors consists of Neil Harper and Darius James Roth, with a term expiring at our second annual meeting of shareholders; and Class three of our Board of Directors consists of Roberta Brzezinski with a term expiring at our third annual meeting of shareholders. In accordance with Nasdaq corporate governance requirements, we are required to hold an annual general meeting no later than one year after our first fiscal year-end following our listing on Nasdaq. There is no requirement under the Companies Act for us to hold annual or extraordinary general meetings or appoint directors. We may not hold an annual general meeting to appoint new directors prior to the consummation of our Initial Business Combination.

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

●

meeting to review and discuss our annual audited financial statements and quarterly financial statements with Management and the independent registered public accounting firm, including reviewing our specific disclosures under “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

●

reviewing with Management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the FASB, the SEC or other regulatory authorities.

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

Notwithstanding the foregoing, other than payment to an affiliate of our Sponsor of $20,000 per month, until the end of the Combination Period, for administrative and support services, and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, has been or will be paid to any of our existing shareholders, executive officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an Initial Business Combination. Accordingly, it is likely that prior to the consummation of an Initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such Initial Business Combination.

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

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board of Directors. Our Board of Directors may require certain skills or attributes, such as financial or accounting experience, to meet specific Board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of Board of Directors.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, executive officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to the IPO Registration Statement. You can review this document by accessing our public filings at the SEC’s web site at www.sec.gov or by visiting our website. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our Board of Directors will be provided without charge upon request from us. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our Chief Executive Officer and Chief Financial Officer or controller or persons performing similar functions requiring disclosure under applicable SEC or Nasdaq rules, we will disclose the nature of such amendment or waiver on our website. The information included on our website is not incorporated by reference into this Report or in any other report or document we file with the SEC, and any references to our website are intended to be inactive textual references only.

Item 11. Executive Compensation.

We entered into an agreement with the Sponsor whereby, commencing on the date our Units were first listed on Nasdaq, through the earlier of the consummation of an Initial Business Combination and our liquidation, we agreed to pay an affiliate of the Sponsor $20,000 per month for office space, utilities and secretarial and administrative support. For the fiscal year ended March 31, 2023 and the period from April 20, 2021 (inception) to March 31, 2022, we incurred $240,000 and $80,000, respectively, of administrative services under this arrangement.

Except as described herein, no compensation of any kind, including finder’s and consulting fees, has been or will be paid by us to our Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of an Initial Business Combination. However, these individuals are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable Initial Business Combinations.

After the completion of our Initial Business Combination, directors or members of our Management Team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Initial Business Combination, such as the Lexasure Registration Statement. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Initial Business Combination, because the directors of the post-combination business will be responsible for determining officer and director compensation.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of our Ordinary Shares as of July 14, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of Ordinary Shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Ordinary Shares;
●	each of our executive officers and directors that beneficially owns our Ordinary Shares; and
●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 9,998,397 shares of our Ordinary Shares, consisting of (i) 9,998,396 Class A Ordinary Shares and (ii) one Class B Ordinary Share, issued and outstanding as of July 14, 2023. On all matters to be voted upon, except for the election of directors of the Board, holders of Class A Ordinary Shares and Class B Ordinary Shares vote together as a single class, unless otherwise required by applicable law. Currently, all of the Class B Ordinary Shares are convertible into Class A Ordinary Shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Ordinary Shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants as they are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
	Number of		Number of		Percentage
	Shares	Approximate	Shares	Approximate	of Outstanding
	Beneficially	Percentage	Beneficially	Percentage	Ordinary
Name and Address of Beneficial Owner(1)	Owned	of Class	Owned	of Class	Shares
CEMAC Sponsor LP(3)	5,749,999	57.5%	1	100%	57.5%
Roberta Brzezinski	—	—	—	—	—
Herman G. Kotzé	—	—	—	—	—
Whitney Baker	—	—	—	—	—
Michael Faber	—	—	—	—	—
Neil Harper	—	—	—	—	—
Darius James Roth	—	—	—	—	—
All executive officers and directors as a group (six individuals)	—	—	—	—	—
Weiss Parties(4)	1,268,450	12.7%	—	—	12.7%
Highbridge Capital Management, LLC(5)	1,698,183	17.0%	—	—	17.0%
Saba Parties(6)	2,024,660	20.2%	—	—	20.2%
Polar Asset Management Partners Inc(7)	1,196,773	12.0%	—	—	12.0%
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Capitalworks Emerging Markets Acquisition Corp, 1345 Avenue of the Americas, 11th Floor New York, New York, 10105.
(2)	Interests shown consist solely of Founder Shares, classified as Class B Ordinary Shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our Initial Business Combination on a one-for-one basis, subject to adjustment as more fully described under the heading “Description of Securities-Founder Shares” of our IPO Prospectus.

(3)	CEMAC Sponsor LP is the record holder of the shares reported herein. CEMAC Sponsor GP is the general partner of CEMAC Sponsor LP and has voting and investment discretion over the securities held by CEMAC Sponsor LP. Robert Oudhof is the sole director of CEMAC Sponsor GP and has voting and investment discretion over the securities held by CEMAC Sponsor GP. Robert Oudhof disclaims any beneficial ownership of the securities held by CEMAC Sponsor LP other than to the extent of any pecuniary interest he may have therein, directly or indirectly. Each member of our Management Team has a pecuniary interest in CEMAC Sponsor LP; however, those individuals do not exercise voting or dispositive control over any of the shares held by CEMAC Sponsor LP. Accordingly, none of them will be deemed to have or share beneficial ownership of such shares.
(4)	According to a Schedule 13G/A filed with the SEC on February 10, 2023 by (i) Weiss Asset management LP (“Weiss”), which is the sole investment manager to a private investment partnership (the “Weiss Partnership”) and private investment funds (the “Weiss Funds”); (ii) WAM GP (“WAM”), which is the sole general partner of Weiss and (iii) Andrew Weiss, who is the managing member of WAM (“Mr. Weiss”, and together with Weiss and WAM, the “Weiss Parties”). The Class A Ordinary Shares reported by the Weiss Parties include shares beneficially owned by the Weiss Partnership and the Weiss Funds. Each of the Weiss Parties disclaims beneficial ownership of the Class A Ordinary Shares reported therein as beneficially owned by each except to the extent of their respective pecuniary interest therein. The number of Class A Ordinary Shares held by the Weiss Parties is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by the Weiss Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of Class A Ordinary Shares and the percentages set forth in the table may not reflect the Weiss Parties’ current beneficial ownership. The principal business office address of each of the Weiss Parties is 222 Berkeley Street, 16th floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G/A filed with the SEC on January 31, 2023 by Highbridge Capital Management, LLC (“Highbridge”), which serves as investment adviser to certain funds and accounts (the “Highbridge Funds”), with respect to the Class A Ordinary Shares directly held by the Highbridge Funds. The number of Class A Ordinary Shares held by Highbridge is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by Highbridge in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of Class A Ordinary Shares and the percentages set forth in the table may not reflect Highbridge’s current beneficial ownership. The principal business office address of Highbridge is 277 Park Avenue, 23rd Floor, New York, New York 10172.
(6)	According to a Schedule 13G/A filed with the SEC on February 14, 2023 by (i) Saba Capital Management, L.P. (“Saba Capital”), (ii) Saba Capital Management GP, LLC (“Saba LLC”) and (iii) Mr. Boaz Weinstein (Mr. Weinstein, together with Saba Capital and Saba LLC, the “Saba Parties”). The number of Class A Ordinary Shares held by the Saba Parties is reported as of December 31, 2022, as stated in the Schedule 13G/A, which does not reflect any redemption of shares by the Saba Parties in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of Class A Ordinary Shares and the percentages set forth in the table may not reflect the Saba Parties’ current beneficial ownership. The principal business office address of each of the Saba Parties is 405 Lexington Avenue, 58th Floor, New York, New York 10174.
(7)	Based on a Schedule 13G filed with the SEC on February 10, 2023 by Polar Asset Management Partners Inc. (“Polar”), which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”), with respect to the Class A Ordinary Shares directly held by PMSMF. The number of Class A Ordinary Shares held by Polar is reported as of December 31, 2022, as stated in the Schedule 13G, which does not reflect any redemption of shares by Polar in connection with the Extension or any other transactions after December 31, 2022. Accordingly, the number of Class A Ordinary Shares and the percentages set forth in the table may not reflect Polar’s current beneficial ownership. The principal business address for Polar is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Securities Authorized for Issuance under Equity Compensation Plans

None.

Changes in Control

For more information on the Lexasure Business Combination, please see “Item 1. Business”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Founder Shares

On May 12, 2021, our Sponsor, paid $25,000, or approximately $0.004 per share, to cover certain of our Initial Public Offering costs in exchange for 5,750,000 Founder Shares.

The Founder Shares (i) may be converted into Class A Ordinary Shares at the option of the holder at any time prior to the Initial Business Combination or (ii) will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of the Initial Business Combination on a one-for-one basis, subject to adjustment for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A Ordinary Shares or equity-linked securities are issued or deemed issued in connection with the Initial Business Combination, the number of Class A Ordinary Shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A Ordinary Shares outstanding after such conversion (after giving effect to any redemptions of Public Shares by Public Shareholders), including the total number of Class A Ordinary Shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the us in connection with or in relation to the consummation of the Initial Business Combination, excluding any Class A Ordinary Shares or equity-linked securities exercisable for or convertible into Class A Ordinary Shares issued, or to be issued, to any seller in the Initial Business Combination and any Private Placement Warrants issued to the Sponsor, or our officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis.

The Sponsor and our officers and directors have agreed not to transfer, assign or sell any of their Founder Shares and any Class A Ordinary Shares issuable upon conversion thereof until the earlier to occur of: (i) one year after the completion of the Initial Business Combination, or (ii) the date on which we complete a liquidation, merger, share exchange or other similar transaction after the Initial Business Combination that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property; except to certain permitted transferees and under certain circumstances (the “lock-up”). Notwithstanding the foregoing, if (1) the closing price of Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Initial Business Combination or (2) if we consummate a transaction after the Initial Business Combination, which results in our shareholders having the right to exchange their shares for cash, securities or other property, the Founder Shares will be released from the lock-up.

On May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Conversion. The 5,749,999 Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 57.5%  of the outstanding Ordinary Shares as of July 14, 2023.

Private Placement Warrants

The Sponsor purchased an aggregate of 11,700,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, or $11,700,000 in the aggregate. Each Private Placement Warrant is exercisable for one Class A Ordinary Share at a price of $11.50 per share (subject to adjustment). A portion of the proceeds from the Private Placement was added to the proceeds from the IPO that are held in the Trust Account. If we do not complete an Initial Business Combination within the Combination Period, the Private Placement Warrants will expire worthless. While they are held by the Sponsor or its permitted transferees, the Private Placement Warrants will be non-redeemable. The Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of its Private Placement Warrants (except to permitted transferees) until 30 days after the completion of the Initial Business Combination.

Forward Purchase Agreement

We entered into the Forward Purchase Agreement, as amended, with the Forward Purchase Investor pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

For further information on the Forward Purchase Agreement and the Forward Purchase Securities, please see “Item 1. Business.”

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans or an extension loan (and any shares of Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans or an extension loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Founder Shares Registration Rights Agreement, which requires us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of an Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Founder Shares Registration Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Related Party Loans

On May 12, 2021, the Sponsor issued the IPO Promissory Note to us, an unsecured promissory note, pursuant to which, we could borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the IPO. During the period ended March 31, 2022, the Company borrowed $280,000 pursuant to the IPO Promissory Note. As of March 31, 2022, the amounts outstanding under the IPO Promissory Note were paid in full.

On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of March 31, 2023, we had borrowed $800,000 and had $700,000 available to us under the WCL Agreement.

Administrative Services Agreement

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. During the fiscal years ended March 31, 2023 and 2022, respectively, we incurred and paid $240,000 and $80,000 of expenses.

Lexasure Business Combination

For more information on the agreements entered into in connection with the Lexasure Business Combination concerning the Sponsor, any of our officers or directors, please see “Item 1. Business”.

Extension Non-Redemption Agreements

On May 15, 2023, May 18, 2023 and May 22, 2023, we entered into the Extension Non-Redemption Agreements with the Sponsor and the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737  Class A Ordinary Shares sold in our Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an Initial Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) we shall issue to the NRA Holders a number of Class A Ordinary Shares equal to the NRA Forfeited Shares.

For more information on the Extension Non-Redemption Agreements, please see “Item 1. Business”.

Director Independence

Nasdaq listing rules require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board has determined that each of Michael Faber, Neil Harper, Whitney Baker and Darius James Roth is an independent director under applicable SEC and Nasdaq rules. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Marcum, for services rendered.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees of Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information included in our Forms 10-Q for the respective periods and other required filings with the SEC for the year ended March 31, 2023 and the period from April 20, 2021 (inception) to March 31, 2022 totaled approximately $93,134 and $93,730, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. During the year ended March 31, 2023 and the period from April 20, 2021 (inception) to March 31, 2022 we did not pay Marcum any audit-related fees.

Tax Fees

We did not pay Marcum for tax services, planning or advice for the year ended March 31, 2023 and the period from April 20, 2021 (inception) to March 31, 2022.

All Other Fees

We did not pay Marcum for any other services for the year ended March 31, 2023 and the period from April 20, 2021 (inception) to March 31, 2022.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Initial Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board of Directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)The following documents are filed as part of this Report:

(1)	Financial Statements

(2)Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto beginning on page F-1 of this Report.

(3)Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits that are incorporated herein by reference can be inspected on the SEC website at www.sec.gov.

Item 16. Form 10-K Summary.

Not applicable.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Capitalworks Emerging Markets Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Capitalworks Emerging Markets Acquisition Corp. (the “Company”) as of March 31, 2023 and 2022, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended March 31, 2023 and for the period from April 20, 2021 (inception) through March 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2023 and 2022, and the results of its operations and its cash flows for the year ended March 31, 2023 and for the period from April 20, 2021 (inception) through March 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s business plan is dependent on the completion of a business combination on or before March 3, 2024; however, the Company’s cash and working capital as of March 31, 2023 are not sufficient to complete its planned activities. The Company entered into a definitive business combination agreement on March 1, 2023; however, the completion of this transaction is subject to the approval of the Company’s shareholders among other conditions. There is no assurance that the Company will obtain the necessary approvals and satisfy the required closing conditions prior to March 3, 2024, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for a reasonable period of time after March 3, 2024 in the event that it is unable to complete a business combination by that date. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that may be necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

Los Angeles, CA

July 14, 2023

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

BALANCE SHEETS

	March 31,	March 31,
	2023	2022
ASSETS
Current Assets:
Cash	$90,283	$969,261
Due from Sponsor	—	25,000
Prepaid expenses	151,872	400,952
Other current assets	—	44,626
Total Current Assets	242,155	1,439,839

Investments held in the Trust Account	240,442,010	234,616,409
Prepaid expenses - non-current	—	64,372
Total Assets	$240,684,165	$236,120,620

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$558,731	$99,972
WCL Agreement - Sponsor	800,000	—
Accrued offering costs	71,812	71,812
Total Current Liabilities	1,430,543	171,784

Derivative warrant liabilities	1,916,320	4,176,000
Forward purchase agreement liability	864,223	270,428
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	12,261,086	12,668,212

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 23,000,000 shares (at redemption value)	240,442,010	234,616,409

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 0 shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 5,750,000 shares issued and outstanding	575	575
Additional paid-in capital	—	—
Accumulated deficit	(12,019,506)	(11,164,576)
Total Shareholders’ Deficit	(12,018,931)	(11,164,001)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$240,684,165	$236,120,620

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year Ended	For the Period From
	March 31,	April 20, 2021 (Inception)
	2023	Through March 31, 2022

EXPENSES
General and administrative services - related party	$240,000	$80,000
Operating and formation expenses	2,280,815	334,046
TOTAL EXPENSES	2,520,815	414,046

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	5,825,601	16,409
Transaction income allocable to warrant liability	—	(799,766)
Change in fair value of Forward Purchase Agreement Liability	(593,795)	(74,696)
Change in fair value of derivative warrants	2,259,680	20,530,500
TOTAL OTHER INCOME - NET	7,491,486	19,672,447

Net income attributable to ordinary shares	$4,970,671	$19,258,401

Weighted average number of Class A ordinary shares outstanding, basic and diluted	23,000,000	7,866,667
Basic and diluted net income per Class A ordinary share	$0.17	$1.41

Weighted average number of Class B ordinary shares outstanding, basic and diluted	5,750,000	5,750,000
Basic and diluted net income per Class B ordinary share	$0.17	$1.41

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2023

	Class B		Additional
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Current period remeasurement of Class A ordinary shares to redemption value	—	—	—	(5,825,601)	(5,825,601)

Net income	—	—	—	4,970,671	4,970,671
Balance March 31, 2023	5,750,000	$575	$—	$(12,019,506)	(12,018,931)

FOR THE PERIOD FROM APRIL 20, 2021 (INCEPTION) THROUGH MARCH 31, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity/(Deficit)
Balance, April 20, 2021 (Inception)	—	$—	$—	$—	$—

Issuance of Class B ordinary shares to Sponsor(1)	5,750,000	575	24,425	—	25,000

Cash received in excess of fair value of private placement warrants	—	—	1,532,700	—	1,532,700

Fair value of Forward Purchase Agreement	—	—	195,732	—	195,732

Remeasurement of Class A ordinary shares to redemption value	—	—	(1,752,857)	(30,422,977)	(32,175,834)

Net income	—	—	—	19,258,401	19,258,401
Balance, March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)
(1)	Included an aggregate of up to 750,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters.

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

		For the Period From
		April 20, 2021
	For the Year Ended	(Inception) through
	March 31, 2023	March 31, 2022
Cash Flows From Operating Activities:
Net income	$4,970,671	$19,258,401
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(5,825,601)	(16,409)
Change in fair value of derivative warrant liabilities	(2,259,680)	(20,530,500)
Change in fair value of Forward Purchase Agreement Liability	593,795	74,696
Transaction costs allocable to warrant liability	—	799,766
Changes in operating assets and liabilities:
Prepaid expenses	259,080	(465,324)
Other current assets	34,626	25,000
Other assets	64,372	—
Changes in accrued offering costs	—	40,000
Accounts payable and accrued expenses	458,759	55,346
Net Cash Used In Operating Activities	(1,703,978)	(759,024)

Cash Flows From Investing Activities:
Cash deposited into Trust Account	—	(234,600,000)
Net Cash Used In Investing Activities	—	(234,600,000)

Cash Flows From Financing Activities:
Proceeds from sale of Units in Public Offering, net of underwriting fee	—	225,400,000
Proceeds from sale of Private Placement Warrants	—	11,700,000
Proceeds from WCL Agreement	800,000	—
Proceeds from IPO Promissory Note	—	280,000
Repayment of IPO Promissory Note	—	(280,000)
Repayment of related party advances	—	(25,000)
Due from Sponsor	25,000	—
Payments of offering costs	—	(746,715)
Net Cash Provided by Financing Activities	825,000	236,328,285

Net change in cash	(878,978)	969,261

Cash at beginning of period	969,261	—
Cash at end of period	$90,283	$969,261

Supplemental disclosure of non-cash financing activities:
Deferred underwriting costs	$—	$8,050,000
Initial classification of fair value of Public warrants	$—	$26,239,200
Deferred offering costs paid in exchange for Class B ordinary shares	$—	$25,000
Class A ordinary shares measurement adjustment	$5,825,601	$31,980,102
Deferred offering costs paid by related party	$—	$25,000
Initial measurement of Forward Purchase Agreement Liability	$—	$195,732

The accompanying notes are an integral part of the financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2023

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2023 relates to the Company’s formation, initial public offering consummated on December  3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

Lexasure Business Combination

On March 1, 2023, the Company announced the execution of a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco, Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco, CEMAC Sponsor LP, a Cayman Islands exempted limited partnership (the “Sponsor”), in the capacity as the representative from and after the Effective Time (as defined below) for the shareholders of the Company and Pubco (other than the former Lexasure shareholders), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders, for a proposed business combination among the parties (the “Lexasure Business Combination”). Pursuant to the Lexasure Business Combination Agreement, Pubco will serve as the parent company of each of the Company and Lexasure following the consummation of the Lexasure Business Combination. Capitalized terms used but not defined in this subsection “Lexasure Business Combination” shall have the respective meanings given to them in the Lexasure Business Combination Agreement.

The total consideration to be paid by Pubco to Lexasure’s shareholders at the Closing (the “Merger Consideration”) will be an amount equal to $250,000,000 plus the amount of aggregate net proceeds actually received by Lexasure between signing and Closing of the Lexasure Business Combination Agreement in respect of investments in the Company’s securities. The Merger Consideration will be payable in new Pubco Ordinary Shares, each valued at a price per share equal to the price per share at which the Public Shareholders (as defined below) may redeem their ordinary shares (as defined in Note 7) in connection with the Closing.

The Public Shareholders who do not redeem their ordinary shares in connection with the Transactions will receive one Pubco Ordinary Share per ordinary share of the Company.

In addition, the Lexasure shareholders will have the contingent right to receive up to an aggregate maximum of 5,000,000 additional Pubco Ordinary Shares (the “Earnout Shares”) as contingent consideration after the Closing based on Pubco, Lexasure and their respective subsidiaries achieving certain adjusted net income milestones for the fiscal years ending June 30, 2023 and June 30, 2024, as follows:

(i)	an aggregate of 2,500,000 Earnout Shares will be issued to the Lexasure shareholders in the event that adjusted net income for the Earnout Year ending June 30, 2023 is at least $18,000,000; and
(ii)	an aggregate of 2,500,000 Earnout Shares will be issued to the Lexasure shareholders in the event that the combined adjusted net income for both Earnout Years is at least $41,000,000.

The Closing is subject to typical conditions.

Upon the execution of the Lexasure Business Combination Agreement, the Company received an automatic three-month extension to June 3, 2023 to consummate an initial business combination.

Initial Public Offering

The registration statement for the Company’s Initial Public Offering was declared effective on November 30, 2021. On December 3, 2021, the Company consummated the Initial Public Offering of 20,000,000 units (“Units” and, with respect to the ordinary shares included in the Units sold, the “Public Shares” and the warrants included in the Units sold, the “Public Warrants”), generating gross proceeds of $200,000,000 (as described in Note 3).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000.

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $90,283 was held outside of the Trust Account on March 31, 2023 and available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within the Combination Period (as defined below).

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below.

Business Combination

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and Private Placement, although substantially all of the net proceeds are intended to be and have been applied generally toward consummating a Business Combination. The stock exchange listing rules require that the Business Combination must be with one or more operating businesses or assets with a fair market value equal to at least 80% of the assets held in the Trust Account (excluding the amount of deferred underwriting commissions and taxes payable on the income earned on the Trust Account). The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the issued and outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer in connection with the Business Combination. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account. There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. The Public Shares subject to redemption will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”).

All of the Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of associates (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., the Public Warrants), the initial carrying value of the Class A ordinary shares (as defined in Note 7) classified as temporary equity were allocated proceeds determined in accordance with ASC Topic 470-20, “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the Company’s balance sheets until such date that a redemption event takes place. Redemptions of the Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Business Combination.

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares held by it in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The Company has a 27-month period, from the closing of the Initial Public Offering to March 3, 2024 (or such earlier date as determined by the Company’s Board of Directors (the “Board”)) as extended by the Extension (as defined in Note 10), unless further extended pursuant to the Charter, to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

Going Concern Consideration

As of March 31, 2023, the Company had cash of $90,283 and a working capital deficit of $1,188,388. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with GAAP and SEC rules and regulations.

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $90,283 and $969,261 as of March 31, 2023 and 2022, respectively. The Company had no cash equivalents as of March 31, 2023 and 2022.

Investments held in Trust Account

The Company’s portfolio of investments is comprised solely of U.S. Treasury Bills, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the accompanying balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

At March 31, 2023 and 2022, the Company had approximately $240.4 million and $234.6 million in investments held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $778,526 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriting commissions of $12,650,000 (or $4,600,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,050,000), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $778,526 were allocated to the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement (as defined in Note 6) and are charged to the statement of operations.

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2023 and 2022, the 23,000,000 Class A ordinary shares subject to possible redemption in the amount of $240,442,010 and $234,616,409, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of March 31, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $5.8 million. As of March 31, 2022, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $32.2 million.

At March 31, 2023 and 2022, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares	(12,628,021)
Proceeds allocated to Forward Purchase Agreement	(195,732)
Proceeds allocated to Public Warrants	(13,006,500)
(25,830,253)

Plus:
Remeasurement of carrying value to redemption value	30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	$240,442,010

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 23,200,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

		For the Period
	Year Ended	From April 20, 2021 (inception)
	March 31, 2023	Through March 31, 2022
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$3,976,537	$11,126,028
Denominator: Basic and diluted weighted average shares outstanding	23,000,000	7,866,667
Basic and diluted net income per share, Class A ordinary share	$0.17	$1.41
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$994,134	$8,132,373
Denominator: Basic and diluted weighted average shares outstanding	5,750,000	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.17	$1.41

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying balance sheets.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000. The Company has not experienced losses on this account.

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

See Note 9 for additional information regarding liabilities measured at fair value.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are each a derivative instrument. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

Warrant Instruments

The Company accounts for the Public Warrants and the Private Placement Warrants issued in connection with the Initial Public Offering and the Private Placement in accordance with the guidance contained in ASC 815, whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Due to the terms within the warrant agreement, as of March 31, 2022 and for all periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price will be used to calculate the fair value of the Private Placement Warrants as of each relevant reporting date. Upon issuance of the Private Placement Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of Private Placement Warrant liabilities over the proceeds received.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 20,000,000 Units at a purchase price of $10.00 per Unit generating gross proceeds to the Company in the amount of $200,000,000. Each Unit consists of one Public Share and one-half of one Public Warrant, with each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (as described in Note 8).

On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise in full of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

As a result of the close of the Initial Public Offering and the full exercise of the over-allotment option, the Company sold a total of 23,000,000 Units generating gross proceeds of $230,000,000.

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement and sold an aggregate of 10,500,000 Private Placement Warrants at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters exercised their over-allotment option in full. In connection with the full exercise of the over-allotment option, the Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000. As a result of the closing of the Initial Public Offering and the full exercise of the over-allotment option, the Company sold a total of 11,700,000 Private Placement Warrants generating gross proceeds of $11,700,000.

A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the Private Placement held in the Trust Account will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Private Placement Warrants will be worthless.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) will not be transferable, assignable or salable until 30 days after the completion of an initial Business Combination, subject to certain exceptions.

NOTE 5 — RELATED PARTIES

Founder Shares

On May 12, 2021, the Sponsor received 5,750,000 of the Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Due to the full exercise of the over-allotment option by the underwriters, these 750,000 shares are no longer subject to forfeiture.

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of March 31, 2023 and 2022, there was $0 and $25,000, respectively, due to the Company from the Sponsor as shown on the balance sheets.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market (“Nasdaq”), the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the year ended March 31, 2023 and 2022, the Company incurred and paid $240,000 and $80,000 of expenses, respectively.

Promissory Note — Related Party

On May 12, 2021, the Company issued an unsecured promissory note to the Sponsor (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period from inception to December 3, 2021, the Company borrowed $280,000 pursuant to the IPO Promissory Note. Such borrowings were repaid in full at the closing of the Initial Public Offering on December 3, 2021. No additional borrowings are allowed under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On February 1, 2023, the Company entered into the Loan Agreement, dated February 1, 2023, by and between the Company and the Sponsor with respect to the Working Capital Loan the Sponsor made to the Company of up to $1,500,000 (the “WCL Agreement”). As of March 31, 2023, the Company had borrowed $800,000 and had $700,000 available to it under the WCL Agreement.

Extension Loan

The Company initially had 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”).

If the Company anticipated that it would not be able to consummate its initial Business Combination within the initial 15 months and was not entitled to an Automatic Extension, it may, by resolution of the Board if requested by the Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the Sponsor depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, Public Shareholders would not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the  Charter and the trust agreement entered into between the Company and Continental, as amended, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, the Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the deadline, would have to deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan would be non-interest bearing and payable upon the consummation of the Business Combination. If the Company completes its initial Business Combination, it would, at the option of the Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees were not obligated to make any Extension Loan.

Upon the execution of the Lexasure Business Combination Agreement, the Company received an Automatic Extension of the time it had to consummate an initial Business Combination until June 3, 2023 and a Paid Extension was not needed.

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

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement, as amended (the “Forward Purchase Agreement”) with Camber Base, LLC, (“Camber”) pursuant to which Camber, or any of its subsidiaries or affiliates, may, at the sole written election of Camber, purchase up to $20.0 million units (the “Forward Purchase Units”), for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of the Business Combination. One Forward Purchase Unit consists of one Class A ordinary share, at $11.50 per share, subject to adjustment, and one-half of one warrant to purchase Class A Ordinary Shares (a “Forward Purchase Warrant”).

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

Vendor Agreements

As of March 31, 2023, the Company had incurred unpaid legal fees of $285,842 which are included in accounts payable and accrued expenses and accrued offering costs on the accompanying balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Consulting Agreements

On November 27, 2022, the Company entered into an agreement with a transactional and strategic advisory firm (the “First Strategic Advisor”) for advisory services in connection with a potential Business Combination. Pursuant to this agreement, the Company, if the Company consummates a Business Combination., the Company shall pay the First Strategic Advisor, at the consummation of the Business Combination, a cash fee (the “Capital Markets Advisory Fee”) in the amount equal to (i) $1,500,000 plus (ii) an “Incremental Advisory Fee” based on the value of the proceeds held in the Trust Account immediately prior to the closing of the Business Combination (the “Trust Proceeds”). If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $2,500,000. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. The Company will also reimburse the First Strategic Advisor for all reasonable documented out-of-pocket expenses incurred in connection with the consulting agreement, provided that such expenses will not exceed $25,000 in the aggregate without the prior written approval of the Company.

On February 1, 2023, the Company entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Business Combination. Upon consummation of a Business Combination, the Second Strategic Advisor will purchase from the Company 250,000 Class B ordinary shares at a purchase price of $0.04 per share or $10,000 in aggregate.

Non-Redemption Agreements

The Company initially had until March 3, 2023 to consummate a Business Combination, with an automatic three-month extension if the Company signed a definitive agreement with respect to the Business Combination within such 15-month period, as described in the final prospectus for the Initial Public Offering, filed pursuant to Rule 424(b)(4) with the SEC on December 2, 2021 (File No. 333-260513) (the “IPO Prospectus”).

In February 2023, prior to signing the Lexausre Business Combination Agreement, the Company prepared to hold an extraordinary general meeting of  shareholders to, among other things, seek an extension of the time it had to consummate a Business Combination (the “March 2023 Meeting”). On February 27, 2023, in connection with the March 2023 Meeting, the Company and the Sponsor, entered into non-redemption agreements (the “Terminated Non-Redemption Agreements”) with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem up to an aggregate of 1,600,000 Class A ordinary shares of the Company sold in its Initial Public Offering (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor, as consideration for entering into the Terminated Non-Redemption Agreements, transferred to such third parties an aggregate of 28,000 Class B ordinary shares, which will be retained by such parties under all circumstances.

Upon the execution of the Lexasure Business Combination Agreement, the Company received the automatic three-month extension of the time to consummate the Business Combination until June 3, 2023. Consequently, the March 2023 Meeting was postponed indefinitely and the Terminated Non-Redemption Agreements automatically terminated per the terms of such agreements.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and 2022, there were no Class A ordinary shares issued or outstanding, excluding 23,000,000 Class A ordinary shares subject to redemption. As of March 31, 2023 and 2022, there were 23,000,000 Class A ordinary shares that were classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2023 and 2022, there were 5,750,000 Class B ordinary shares issued and outstanding. On May 23, 2023 the Company converted 5,749,999 Class B ordinary shares to Class A Ordinary Shares (see note 10).

Only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, including holders of Class A ordinary shares and holders of Class B ordinary shares, will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with its initial Business Combination, the Company may enter into a shareholders agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination (or earlier at the option of the holders thereof), on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all the Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

The Company has agreed that as soon as practicable, but in no event later than 30 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, following the closing of a Business Combination, with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares effective until the warrants expire or are redeemed in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonably efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and
●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares) as the outstanding Public Warrants, as described above.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants are allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassess the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants are reclassified as of the date of the event that causes the reclassification.

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $26,239,200 on the balance sheets. The proceeds received from the sale of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $1,532,700 to the statement of operations.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2023 and 2022, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		March 31,	March 31,
Description	Level	2023	2022
Assets:
Investments held in Trust Account	1	$240,442,010	$234,616,409
Liabilities:
Warrant liability – Private Placement Warrants	2	$966,420	$2,106,000
Warrant liability – Public Warrants	1	949,900	2,070,000
Forward Purchase Agreement liability	2	864,223	270,428

The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the accompanying balance sheets. The warrant liabilities and Forward Purchase Agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statement of operations.

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of March 31, 2023 and 2022, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at March 31, 2023 and 2022, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of March 31, 2023 and 2022, the warrant derivative liability was $1,916,320 and $4,176,000, respectively. In addition, for the year ended March 31, 2023 and 2022, the Company recorded $2,259,680 and $20,530,500, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations. Upon issuance of the Private Placement Warrants, the Company recorded a loss of $1,532,700 for the excess fair value of the derivative warrants over the proceeds received from the sale of the Private Placement Warrants which is included in the change in fair value of the derivative liabilities on the accompanying statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the ordinary shares. Due to the attributes of the Forward Purchase Agreement, at March 31, 2023 and 2022, the Forward Purchase Agreement was valued using the Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of March 31, 2023 and 2022, the Forward Purchase Agreement liability was $864,223 and $270,428 respectively. In addition, for the year ended March 31, 2023 and 2022, the Company recorded a loss of $593,795 and $74,696, respectively, on the change in fair value on the statements of operations, respectively.

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	March 31,		March 31,
	2023		2022
Risk-free interest rate	4.69%		1.53%
Expected life of Forward Purchase Agreement	0.17	years	0.92	years
Dividend yield	0%		0%
Probability of business combination	70%		80.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as noted below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the accompanying financial statements.

In connection with the Lexasure Business Combination Agreement, the Company entered into two side letters with Lexasure, one letter dated April 18, 2023, and the other, dated April 19, 2023 (the “Financials Side Letter”). Pursuant to the Financial Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (the “Lexasure Loan”). The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event that the Lexasure Business Combination Agreement is terminated in accordance with its terms and the Company consummates another transaction constituting a Business Combination, upon the consummation of such Business Combination (an “Alternative Closing”)), the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

On May 15, 2023, May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the Sponsor and certain unaffiliated third parties (individually, an “NRA Holder” and collectively, the “NRA Holders”) in exchange for the NRA Holder or NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting (as defined below). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 Class A ordinary shares (the “NRA Forfeited Shares”) and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “2023 Extraordinary Meeting”), at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024 (the “Extension”). In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately  $10.51 per share, for an aggregate redemption amount of $197,192,733.57, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023 and July 3, 2023, respectively, the first two payments of $50,000 were deposited into the Trust Account pursuant to this deposit structure.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor (the “Founder Conversion”). The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 57.5%  of the outstanding ordinary shares as of July 14, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1

Underwriting Agreement, dated November 30, 2021, by and between the Company and Barclays, as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

2.1

Business Combination Agreement, dated as of March 1, 2023, by and among, the Company, Lexasure, Pubco, the Merger Subs, the Sponsor, and the Seller Representative (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2023). +

3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).
3.2

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2023).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).
4.2

Specimen Class A Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).
4.4

Warrant Agreement, dated November 30, 2021, by and between the Company and Continental (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

4.5

Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022, as filed with the SEC on July 15, 2022).

10.1

Promissory Note, dated May 12, 2021, issued by the Company to the Sponsor (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).

10.2

Securities Subscription Agreement, dated May 12, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).

10.3

Forward Purchase Agreement, dated June 15, 2021, by and between the Company and Camber Base, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-260513), as filed with the SEC on October 27, 2021).

10.4

Letter Agreement, dated November 30, 2021, by and among the Company, the Sponsor and each of the executive officers and directors of the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

10.5

Investment Management Trust Agreement, dated November 30, 2021, by and between the Company and Continental (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021)).

10.6

Registration Rights Agreement, dated November 30, 2021, by and among the Company, the Sponsor and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

10.7

Private Placement Warrants Purchase Agreement, dated November 30, 2021, by and between the Company and the Sponsor (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).
10.9

Administrative Services Agreement, dated November 30, 2021, between the Company and Capitalworks (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

10.10	Loan Agreement, dated February 1, 2023, by and between the Company and the Sponsor.*
10.11

Form of Voting Agreement, dated as of March 1, 2023, by and among the Company, Lexasure, and the shareholder of Lexasure named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2023).

10.12

Form of Lock-Up Agreement, dated as of March 1, 2023, by and among Pubco, the Sponsor and the shareholder of Lexasure named therein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2023).

10.13

Form of Non-Competition and Non-Solicitation Agreement, dated as of March 1, 2023, by the direct or indirect shareholder of Lexasure named therein in favor of and for the benefit of Pubco, the Company and Lexasure. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2023).

10.14

Sponsor Letter Agreement, dated March 1, 2023, by and between the Sponsor and Lexasure (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, as filed with the SEC on March 7, 2023).

10.15	Amendment to Forward Purchase Agreement, dated March 1, 2023, by and between the Company and Camber Base, LLC.*
10.16	Side Letter, dated April 18, 2023, by and between the Company and Lexasure.*
10.17	Side Letter, dated April 19, 2023, by and between the Company and Lexasure.*
10.18	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2023).
10.19

Amendment to the Investment Management Trust Agreement, dated May 23, 2023, by and between the Company and Continental (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2023).

31.1

Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2

Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101.INS	Inline XBRL Instance Document.*
101.SCH	Inline XBRL Taxonomy Extension Schema Document.*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.*
104	Cover Page Interactive Data File (Embedded as Inline XBRL document and contained in Exhibit 101).*

*Filed herewith.

**Furnished herewith.

+The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

July 14, 2023	Capitalworks Emerging Markets Acquisition Corp

	By:	/s/ Roberta Brzezinski
	Name:	Roberta Brzezinski
	Title:	Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Roberta Brzezinski	Chief Executive Officer	July 14, 2023
Roberta Brzezinski	(Principal Executive Officer)

/s/ Herman G. Kotzé	Chief Financial Officer	July 14, 2023
Herman G. Kotzé	(Principal Financial and Accounting Officer)

/s/ Whitney Baker	Director	July 14, 2023
Whitney Baker

/s/ Michael Faber	Director	July 14, 2023
Michael Faber

/s/ Neil Harper	Director	July 14, 2023
Neil Harper

/s/ Darius James Roth	Director	July 14, 2023
Darius James Roth