Form 10-Q
period 2023-06-30
Capitalworks Emerging Markets Acquisition Corp
filed 2023-08-21
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023, there were 9,998,396 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

BALANCE SHEETS

	June 30,	March 31,
	2023	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$12,920	$90,283
Prepaid expenses	171,216	151,872
Total Current Assets	184,136	242,155

Investments held in the Trust Account	45,110,418	240,442,010
Total Assets	$45,294,554	$240,684,165

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$853,724	$558,731
Advances from related party	50,000	—
Working Capital Loan Agreement – Sponsor	1,050,000	800,000
Accrued offering costs	71,812	71,812
Total Current Liabilities	2,025,536	1,430,543

Derivative warrant liabilities	1,867,600	1,916,320
Forward purchase agreement liability	1,064,954	864,223
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	13,008,090	12,261,086

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 4,248,397 and 23,000,000 shares (at redemption value), respectively, as of June 30, 2023 and March 31, 2023	45,110,418	240,442,010

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding (excluding 4,248,397 and 23,000,000 shares, respectively, subject to possible redemption as of June 30, 2023 and March 31, 2023)	575	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 5,750,000 shares issued and outstanding	—	575
Additional paid-in capital	—	—
Accumulated deficit	(12,824,529)	(12,019,506)
Total Shareholders’ Deficit	(12,823,954)	(12,018,931)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$45,294,554	$240,684,165

The accompanying notes are an integral part of the unaudited financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2023	2022
EXPENSES
General and administrative services - related party	$60,000	$60,000
Operating and formation expenses	543,012	259,948
TOTAL EXPENSES	603,012	319,948

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	1,811,142	307,310
Change in fair value of Forward Purchase Agreement Liability	(200,731)	(232,844)
Change in fair value of derivative warrants	48,720	1,853,680
TOTAL OTHER INCOME - NET	1,659,131	1,928,146

Net income attributable to ordinary shares	$1,056,119	$1,608,198

Weighted average number of Class A ordinary shares outstanding, basic and diluted	17,570,759	23,000,000
Basic and diluted net income per Class A ordinary share	$0.05	$0.06

Weighted average number of Class B ordinary shares outstanding, basic and diluted	3,348,902	5,750,000
Basic and diluted net income per Class B ordinary share	$0.05	$0.06

The accompanying notes are an integral part of the unaudited financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE THREE MONTHS ENDED JUNE 30, 2023

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2023	—	$—	5,750,000	$575	$—	$(12,019,506)	$(12,018,931)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,861,142)	(1,861,142)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	1,056,119	1,056,119
Balance June 30, 2023	5,749,999	$575	1	$—	$—	$(12,824,529)	(12,823,954)

FOR THE THREE MONTHS ENDED JUNE 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, April 1, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance, June 30, 2022	5,750,000	$575	$—	$(9,863,688)	$(9,863,113)

The accompanying notes are an integral part of the unaudited financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended	For the Three Months Ended
	June 30,	June 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$1,056,119	$1,608,198
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(1,811,142)	(307,310)
Change in fair value of derivative warrant liabilities	(48,720)	(1,853,680)
Change in fair value of Forward Purchase Agreement Liability	200,731	232,844
Changes in operating assets and liabilities:
Prepaid expenses	(19,344)	76,702
Other current assets	—	44,626
Accounts payable and accrued expenses	294,993	13,126
Net Cash Used In Operating Activities	(327,363)	(185,494)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	197,192,734	—
Cash deposited into Trust Account	(50,000)	—
Net Cash Provided By Investing Activities	197,142,734	—

Cash Flows From Financing Activities:
Redemptions of Class A ordinary shares	(197,192,734)	—
Proceeds from Working Capital Loan Agreement	250,000	—
Proceeds from related party advances	50,000	—
Net Cash Used In Financing Activities	(196,892,734)	—

Net change in cash	(77,363)	(185,494)

Cash at beginning of period	90,283	969,261
Cash at end of period	$12,920	$783,767

Supplemental disclosure of non-cash financing activities:
Class A ordinary shares remeasurement adjustment	$1,861,142	$307,310

The accompanying notes are an integral part of the unaudited financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2023 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

Upon the execution of the Lexasure Business Combination Agreement, the Company received an automatic three-month extension to June 3, 2023 to consummate an initial business combination. On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company, at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024.

In connection with the Lexasure Business Combination Agreement, the Company entered into two side letters with Lexasure; one letter dated April 18, 2023, and the other dated April 19, 2023 (the “Financials Side Letter”). Pursuant to the Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (the “Lexasure Loan”), in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event that the Lexasure Business Combination Agreement is terminated in accordance with its terms and the Company consummates another transaction constituting a Business Combination, upon the consummation of such Business Combination (an “Alternative Closing”)), the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement. As of June 30, 2023, the Company had borrowed $50,000 under the Lexasure Loan.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $12,920 was held outside of the Trust Account on June 30, 2023 and available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within the Combination Period (as defined below).

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company intends to, on or prior to the 24-month anniversary of the effective date of the registration statement related to the Initial Public Offering, instruct Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation.

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

Redemption and Extension

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the Sponsor and certain unaffiliated third parties (individually, an “NRA Holder” and collectively, the “NRA Holders”) in exchange for the NRA Holder or NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting (as defined below). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 Class A ordinary shares (the “NRA Forfeited Shares”) and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “2023 Extraordinary Meeting”), at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024 (the “Extension”). In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023 and August 3, 2023, respectively, the second and third payments of $50,000 were deposited into the Trust Account pursuant to this deposit structure.

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

Going Concern Consideration

As of June 30, 2023, the Company had cash of $12,920 and a working capital deficit of $1,841,400. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 31, 2023 filed with the SEC on Form 10-K on July 14, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of June 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the three months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $12,920 and $90,283 as of June 30, 2023 and March 31, 2023, respectively. The Company had no cash equivalents as of June 30, 2023 and March 31, 2023.

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

At June 30, 2023 and March 31, 2023, the Company had approximately $45.1 million and $240.4 million in investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2023 and March 31, 2023, the 4,248,397 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of approximately $45.1 million and $240.4 million, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of June 30, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $1.9 million. For the year ended March 31, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $5.8 million.

At June 30, 2023 and March 31, 2023, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

		Shares
Class A ordinary shares subject to possible redemption – April 1, 2023	$234,616,409	23,000,000
Remeasurement of carrying value to redemption value	5,825,601	—
Class A ordinary shares subject to possible redemption – March 31, 2023	$240,442,010	23,000,000
Current period remeasurement of carrying value to redemption value	1,861,142	—
Withdrawal from Trust	(197,192,734)	(18,751,604)
Class A ordinary shares subject to possible redemption – June 30, 2023	$45,110,418	4,248,397

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Three Months Ended	Three Months Ended
	June 30,	June 30,
	2023	2022
Class A ordinary share
Numerator: Income allocable to Class A ordinary share	$887,051	$11,126,028
Denominator: Basic and diluted weighted average shares outstanding	17,570,759	7,866,667
Basic and diluted net income per share, Class A ordinary share	$0.05	$1.41
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$169,068	$8,132,373
Denominator: Basic and diluted weighted average shares outstanding	3,348,902	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.05	$1.41

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The Sponsor has agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market (“Nasdaq”), the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three months ended June 30, 2023 and 2022, the Company incurred $60,000 of expenses. The outstanding balance was $80,000 and $20,000 at June 30, 2023 and March 31, 2023, respectively.

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

On February 1, 2023, a loan agreement was entered into by and between the Company and the Sponsor (the “WCL Agreement”), pursuant to which the Sponsor agreed to provide the Working Capital Loan of up to $1,500,000 to the Company.

As of June 30, 2023 and March 31, 2023, the Company had borrowed $1,050,000 and $800,000. At June 30, 2023 $450,000 was available under the WCL Agreement.

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

Upon the execution of the Lexasure Business Combination Agreement, the Company received an Automatic Extension of the time it had to consummate a Business Combination until June 3, 2023 and a Paid Extension was not needed.

On May 23, 2023, the Company held the 2023 Extraordinary Meeting, at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024.

Lexasure Loan

Pursuant to the Financial Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination or an Alternative Closing, the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

As of June 30, 2023, the Company had borrowed $50,000 under the Lexasure Loan.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans or Extension Loan (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Vendor Agreements

As of June 30, 2023, the Company had incurred unpaid legal fees of $324,054 which are included in accounts payable and accrued expenses and accrued offering costs on the accompanying balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

Consulting Agreements

On November 27, 2022, the Company entered into an agreement (the “2022 Consulting Agreement”) with a transactional and strategic advisory firm (the “First Strategic Advisor”) for advisory services in connection with a potential Business Combination. Pursuant to the 2022 Consulting Agreement, if the Company consummates a Business Combination, the Company shall pay the First Strategic Advisor, at the consummation of the Business Combination, a cash fee (the “Capital Markets Advisory Fee”) in the amount equal to (i) $1,500,000 plus (ii) an incremental advisory fee (an “Incremental Advisory Fee”) based on the value of the proceeds held in the Trust Account immediately prior to the closing of the Business Combination (the “Trust Proceeds”). If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, the Company will pay the First Strategic Advisor an Incremental Advisory Fee of $2,500,000. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. The Company will also reimburse the First Strategic Advisor for all reasonable documented out-of-pocket expenses incurred in connection with the 2022 Consulting Agreement, provided that such expenses will not exceed $25,000 in the aggregate without the prior written approval of the Company.

On August 3, 2023, the Company, the First Strategic Advisor, Sponsor, Roberta Brzezinski, and Herman Kotze entered into an amendment to the 2022 Consulting Agreement. This amendment, among other things, revised the terms of the Capital Markets Advisory Fee under the 2022 Consulting Agreement. Pursuant to the amendment, (i) if  the Trust Proceeds are equal to or greater than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee of $500,000 in cash, plus shares of common stock of the public company entity that survives the Business Combination which stock is listed on the New York Stock Exchange or Nasdaq Global Market (the “Stock”), equal to $500,000 and (ii) if the Trust Proceeds are less than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee in Stock equal to $1,000,000. The number of shares of Stock owed to the First Strategic Advisor shall be calculated by dividing (x) the total value of the Stock payable by (y) the VWAP of the Stock over the five (5) trading days immediately preceding the date of the initial filing of the registration statement registering the Stock of the public company entity that survives the Business Combination, provided that clause (y) shall not be less than $4.00. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. This amendment also provides for certain registration rights for the Stock issuable to the First Strategic Advisor.

On February 1, 2023, the Company entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Business Combination. Upon consummation of a Business Combination, the Second Strategic Advisor will purchase from the Company 250,000 Class B ordinary shares at a purchase price of $0.04 per share or $10,000 in aggregate. It is the intention of the Company to amend the agreement to replace any reference to “Class B ordinary shares” with “Class A ordinary shares”.

Non-redemption Agreements

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) the Sponsor (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2023 and March 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and March 31, 2023, there were 5,749,999 and no Class A ordinary shares issued or outstanding, excluding 4,248,397 and 23,000,000, respectively, Class A ordinary shares subject to redemption. As of June 30, 2023 and March 31, 2023, there were 4,248,397 and 23,000,000 Class A ordinary shares, respectively, that were classified as temporary equity in the accompanying balance sheets.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. On May 23, 2023, the Company converted 5,749,999 Class B ordinary shares to Class A ordinary shares. As of June 30, 2023 and March 31, 2023, there were one and 5,750,000, respectively, Class B ordinary share(s) issued and outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of a Business Combination (or earlier at the option of the holders thereof), on a one-for-one basis, subject to adjustment. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts issued in the Initial Public Offering and related to the closing of a Business Combination, the ratio at which Class B ordinary shares shall convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the then-outstanding Class B ordinary shares agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all the Class B ordinary shares will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all ordinary shares outstanding upon the completion of Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with a Business Combination (net of the number of Class A ordinary shares redeemed in connection with a Business Combination), excluding any shares or equity-linked securities issued or issuable to any seller of an interest in the target to us in a Business Combination.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;
●	upon a minimum of 30 days’ prior written notice of redemption;
●	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

●	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary share) as the outstanding Public Warrants, as described above.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2023 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		June 30,	March 31,
Description	Level	2023	2023
Assets:
Investments held in Trust Account	1	$45,110,418	$240,442,010
Liabilities:
Warrant liability – Private Placement Warrants	2	$941,850	$966,420
Warrant liability – Public Warrants	1	925,750	949,900
Forward Purchase Agreement liability	2	1,064,954	864,223

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of June 30, 2023 and March 31, 2023, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at June 30, 2023 and March 31, 2023, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of June 30, 2023 and March 31, 2023, the warrant derivative liability was $1,867,600 and $1,916,320, respectively. In addition, for the three months ended June 30, 2023 and 2022, the Company recorded $48,720 and $1,853,680, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the ordinary shares. Due to the attributes of the Forward Purchase Agreement, at June 30, 2023 and March 31, 2023, the Forward Purchase Agreement was valued using the Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of June 30, 2023 and March 31, 2023, the Forward Purchase Agreement liability was $1,064,954 and $864,223 respectively. In addition, for the three months ended June 30, 2023 and 2022, the Company recorded a loss of $200,731 and $232,844, respectively, on the change in fair value on the statements of operations, respectively.

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	June 30,		March 31,
	2023		2023
Risk-free interest rate	5.30%		4.69%
Expected life of Forward Purchase Agreement	0.33	years	0.17	years
Dividend yield	0%		0%
Probability of business combination	70%		70.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the accompanying financial statements.

As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On July 3, 2023 and August 3, 2023, respectively, the second and third payments of $50,000 were deposited into the Trust Account.

On August 3, 2023, the Company, the First Strategic Advisor, Sponsor, Roberta Brzezinski, and Herman Kotze entered into an amendment to the 2022 Consulting Agreement. This amendment, among other things, revised the terms of the Capital Markets Advisory Fee under the 2022 Consulting Agreement. Pursuant to the amendment, (i) if the Trust Proceeds are equal to or greater than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee of $500,000 in cash, plus shares of common stock of the public company entity that survives the Business Combination which stock is listed on the New York Stock Exchange or Nasdaq Global Market, equal to $500,000 and (ii) if the Trust Proceeds are less than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee in Stock equal to $1,000,000. The number of shares of Stock owed to the First Strategic Advisor shall be calculated by dividing (x) the total value of the Stock payable by (y) the VWAP of the Stock over the five (5) trading days immediately preceding the date of the initial filing of the registration statement registering the Stock of the public company entity that survives the Business Combination, provided that clause (y) shall not be less than $4.00. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. This amendment also provides for certain registration rights for the Stock issuable to the First Strategic Advisor.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements herein regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 14, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a Business Combination. Our Sponsor, CEMAC Sponsor LP, is a Cayman Islands exempted limited partnership.

Recent Development

On August 3, 2023, we entered into an amendment to the 2022 Consulting Agreement with the First Strategic Advisor, Sponsor, Roberta Brzezinski, and Herman Kotze. This amendment, among other things, revised the terms of the Capital Markets Advisory Fee under the 2022 Consulting Agreement. Pursuant to the amendment, (i) if the Trust Proceeds are equal to or greater than $4 million, we will pay the First Strategic Advisor a Capital Markets Advisory Fee of $500,000 in cash, plus shares of common stock of the public company entity that survives the Business Combination which stock is listed on the New York Stock Exchange or Nasdaq Global Market, equal to $500,000 and (ii) if the Trust Proceeds are less than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee in Stock equal to $1,000,000. The number of shares of Stock owed to the First Strategic Advisor shall be calculated by dividing (x) the total value of the Stock payable by (y) the VWAP of the Stock over the five (5) trading days immediately preceding the date of the initial filing of the registration statement registering the Stock of the public company entity that survives the Business Combination, provided that clause (y) shall not be less than $4.00. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. This amendment also provides for certain registration rights for the Stock issuable to the First Strategic Advisor.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in

Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination; however, Management continues to evaluate the impact of these factors. The financial statements and notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of June 30, 2023, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2023 relates to our formation and the Initial Public Offering and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination and costs related to the Lexasure Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended June 30, 2023, we had a net income of $1,056,119, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $1,811,142, and change in fair value of the derivative warrant liability of $48,720, partially offset by formation and operating costs amounting to $543,012, change in fair value of the forward purchase agreement liability of $200,731 and administrative fees of $60,000.

For the three months ended June 30, 2022, we had net income of $1,608,198, which resulted from a gain on the change in fair value of the derivative warrant liability of $1,853,680 and interest income on investments held in the Trust Account in the amount of $307,310, partially offset by operating costs of $319,948 and a loss on the change in fair value of the forward purchase agreement liability of $232,844.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of June 30, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of June 30, 2023, we had $12,920 in cash and a working capital deficit of approximately $1.8 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of June 30, 2023, we had borrowed $1,050,000 and had $450,000 available to us under the WCL Agreement.

For the three months ended June 30, 2023, net cash used in operating activities was $327,363, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $48,720, and interest income on investments held in the Trust Account of $1,811,142, partially offset by net income of $1,056,119 and non-cash adjustment to net income related to the change in fair value of the forward purchase agreement liability of $200,731 and changes in operating assets and liabilities of $275,649.

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

For the three months ended June 30, 2023, net cash provided by investing activities was $197,142,734, which was primarily due to the withdrawals from Trust for redemptions. Net cash used in financing activities was $196,892,734, which was primarily due to repayment of Class A ordinary shares subject to redemption.

For the three months ended June 30, 2022, there were no cash flows from investing or financing activities.

Based on the foregoing, it is possible that the $12,920 in cash held outside the Trust Account on June 30, 2023 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that a Business Combination is not consummated during that time. Until consummation of the Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three months ended June 30, 2023 and 2022, respectively, we incurred $60,000 of expenses. As of June 30, 2023 and March 31, 2023, the outstanding balance was $80,000 and $20,000, respectively.

Registration Rights

The holders of the Founder Shares, Private Placement Warrants and Warrants that may be issued upon conversion of Working Capital Loans or an extension loan (and any Ordinary Shares issuable upon the exercise of the Private Placement Warrants or Warrants issued upon conversion of the Working Capital Loans or an extension loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Founder Shares Registration Rights Agreement, which requires us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Founder Shares Registration Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters of the IPO were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters are entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Consulting Agreements

On November 27, 2022, we entered into the 2022 Consulting Agreement with the First Strategic Advisor for advisory services in connection with a potential Business Combination. Pursuant to the 2022 Consulting Agreement, if we consummate an Business Combination, we shall pay the First Strategic Advisor, at the consummation of the Business Combination, a Capital Markets Advisory

Fee in cash in the amount equal to (i) $1,500,000 plus (ii) an Incremental Advisory Fee based on the value of the Trust Proceeds. If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $2,500,000. The fee shall be due and payable to the First Strategic Advisor by us at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the fee. We will also reimburse the First Strategic Advisor for all reasonable documented out-of-pocket expenses incurred in connection with the 2022 Consulting Agreement, provided that such expenses will not exceed $25,000 in the aggregate without our prior written approval. On August 3, 2023, we, the First Strategic Advisor, Sponsor, Roberta Brzezinski, and Herman Kotze entered into an amendment to the 2022 Consulting Agreement. This amendment, among other things, revised the terms of the Capital Markets Advisory Fee under the 2022 Consulting Agreement. Pursuant to the amendment, (i) if the Trust Proceeds are equal to or greater than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee of $500,000 in cash, plus shares of common stock of the public company entity that survives the Business Combination which stock is listed on the New York Stock Exchange or Nasdaq Global Market, equal to $500,000 and (ii) if the Trust Proceeds are less than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee in Stock equal to $1,000,000. The number of shares of Stock owed to the First Strategic Advisor shall be calculated by dividing (x) the total value of the Stock payable by (y) the VWAP of the Stock over the five (5) trading days immediately preceding the date of the initial filing of the registration statement registering the Stock of the public company entity that survives the Business Combination, provided that clause (y) shall not be less than $4.00. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. This amendment also provides for certain registration rights for the Stock issuable to the First Strategic Advisor.

On February 1, 2023, we entered into a separate agreement with the Second Strategic Advisor to provide consulting, advisory and related services in connection with a potential Business Combination. Upon consummation of a Business Combination, the Second Strategic Advisor will purchase from us 250,000 Class B ordinary shares at a purchase price of $0.04 per share or $10,000 in aggregate. It is the intention of the Company to amend the agreement to replace any reference to “Class B ordinary shares” with “Class A ordinary shares”.

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

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature that allows for the redemption of such Public Shares in connection with our liquidation, if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Amended and Restated Memorandum and Articles of Association. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC Topic 480-10-S99“Accounting for Redeemable Equity Instruments”(“ASC 480-10-S99”), redemption provisions not solely within our control require Ordinary Shares subject to redemption to be classified outside of permanent equity.

The Class A Ordinary Shares are subject to SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, we have the option to either accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or to recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. We recognize changes in redemption value immediately as they occur. Immediately upon the closing of the Initial Public Offering, we recognized the remeasurement from initial book value to redemption amount value. The change in the carrying value of redeemable Ordinary Shares resulted in charges against additional paid-in capital and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income (loss) per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income (loss) per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing the net income (loss), adjusted for income or loss attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At June 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

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

Forward Purchase Agreement

We entered into the Forward Purchase Agreement, as amended, with the Forward Purchase Investor pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Warrants will have the same terms as the Public Warrants, and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the Initial Public Offering, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. In connection with the preparation of the Quarterly Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of June 30, 2023. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of June 30, 2023.

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

ITEM 1A. RISK FACTORS

As of the date of this Quarterly Report, there have been no material changes to the risk factors previously disclosed in our fillings with the SEC, including our (i) Registration Statement and (ii) Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on July 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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
3.1

Amendment to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2023)

10.1

Side Letter, dated April 18, 2023, by and between the Company and Lexasure (incorporated by reference to Exhibit 10.16 of the Company’s Annual Report on Form 10-K, as filed with the SEC on July 14, 2023)

10.2

Side Letter, dated April 19, 2023, by and between the Company and Lexasure (incorporated by reference to Exhibit 10.17 of the Company’s Annual Report on Form 10-K, as filed with the SEC on July 14, 2023)

10.3	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2023)
10.4

Amendment to the Investment Management Trust Agreement, dated May 23, 2023, by and between the Company and Continental (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2023)

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

Capitalworks Emerging Markets Acquisition Corp

Date: August 21, 2023	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer (Principal Executive Officer)

Date: August 21, 2023	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer (Principal Accounting and Financial Officer)