Form 10-Q
period 2023-09-30
Capitalworks Emerging Markets Acquisition Corp
filed 2023-11-20
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, there were 9,998,396 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	September 30,	March 31,
	2023	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$102,628	$90,283
Prepaid expenses	50,304	151,872
Total Current Assets	152,932	242,155

Investments held in the Trust Account	45,849,171	240,442,010
Total Assets	$46,002,103	$240,684,165

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$768,440	$558,731
Loan Arrangement	300,000	—
Working Capital Loan Agreement – Sponsor	1,330,000	800,000
Accrued offering costs	71,812	71,812
Total Current Liabilities	2,470,252	1,430,543

Derivative warrant liabilities	668,160	1,916,320
Forward purchase agreement liability	1,449,802	864,223
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	12,638,214	12,261,086

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 4,248,397 and 23,000,000 shares (at redemption value), respectively, as of September 30, 2023 and March 31, 2023	45,849,171	240,442,010

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 and 0 shares issued and outstanding, respectively, (excluding 4,248,397 and 23,000,000 shares, respectively, subject to possible redemption as of September 30, 2023 and March 31, 2023)	575	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 5,750,000 shares issued and outstanding, respectively, as of September 30, 2023 and March 31, 2023	—	575
Additional paid-in capital	—	—
Accumulated deficit	(12,485,857)	(12,019,506)
Total Shareholders’ Deficit	(12,485,282)	(12,018,931)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$46,002,103	$240,684,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	September 30,		September 30,	September 30,
	2023	2022	2023	2022
EXPENSES
General and administrative services - related party	$60,000	$60,000	$120,000	$120,000
Operating and formation expenses	265,920	764,281	808,932	1,024,229
TOTAL EXPENSES	325,920	824,281	928,932	1,144,229

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	588,753	1,038,120	2,399,895	1,345,429
Change in fair value of forward purchase agreement liability	(384,848)	74,927	(585,579)	(157,917)
Change in fair value of derivative warrants	1,199,440	234,320	1,248,160	2,088,000
TOTAL OTHER INCOME - NET	1,403,345	1,347,367	3,062,476	3,275,512

Net income attributable to ordinary shares	1,077,425	523,086	$2,133,544	$2,131,283

Weighted average number of redeemable Class A ordinary shares outstanding, basic and diluted	4,248,397	23,000,000	9,679,189	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.11	$0.02	$0.14	$0.07

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	5,749,999	—	4,084,699	—
Basic and diluted net income per non-redeemable Class A ordinary share	$0.11	$—	$0.14	$—
Weighted average number of Class B ordinary shares outstanding, basic and diluted	1	5,750,000	1,665,301	5,750,000
Basic and diluted net income (loss) per Class B ordinary share	$0.11	$0.02	$0.14	$0.07

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2023

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2023	—	$—	5,750,000	$575	$—	$(12,019,506)	$(12,018,931)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,861,142)	(1,861,142)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	1,056,119	1,056,119
Balance June 30, 2023	5,749,999	$575	1	$—	$—	$(12,824,529)	$(12,823,954)
Current period Accretion	—	—	—	—	—	(738,753)	(738,753)
Net income	—	—	—	—	—	1,077,425	1,077,425
Balance September 30, 2023	5,749,999	$575	1	$—	$—	$(12,485,857)	$(12,485,282)

FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance as of June 30, 2022	5,750,000	575	—	(9,863,688)	(9,863,113)

Current period remeasurement of Class A ordinary shares to redemption value	—			(1,038,119)	(1,038,119)

Net income	—	—	—	523,086	523,086
Balance, September 30, 2022	5,750,000	$575	$—	$(10,378,721)	$(10,378,146)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended	For the Six Months Ended
	September 30,	September 30,
	2023	2022
Cash Flows From Operating Activities:
Net income	$2,133,544	$2,131,283
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,399,895)	(1,345,429)
Change in fair value of derivative warrant liabilities	(1,248,160)	(2,088,000)
Change in fair value of forward purchase agreement liability	585,579	157,917
Changes in operating assets and liabilities:
Prepaid expenses	101,568	164,742
Other current assets	—	44,626
Accounts payable and accrued expenses	209,709	366,179
Net Cash Used In Operating Activities	(617,655)	(568,682)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	197,192,734	—
Cash deposited into Trust Account	(200,000)	—
Net Cash Provided By Investing Activities	196,992,734	—

Cash Flows From Financing Activities:
Redemptions of Class A ordinary shares	(197,192,734)	—
Proceeds from working capital loan agreement	530,000	—
Due from Sponsors	—	25,000
Proceeds from loan arrangement	300,000	—
Net Cash (Used In) Provided By Financing Activities	(196,362,734)	25,000

Net change in cash	12,345	(543,682)

Cash at beginning of period	90,283	969,261
Cash at end of period	$102,628	$425,579

Supplemental disclosure of non-cash financing activities:
Class A ordinary shares remeasurement adjustment	$2,599,895	$1,345,429

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2023 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

Upon the execution of the Lexasure Business Combination Agreement, the Company received an automatic three-month extension to June 3, 2023 to consummate an initial business combination. On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company, at which the Company’s shareholders approved, among other things, an amendment to the Company's amended and restated memorandum and articles of associates (the "Charter") to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024.

In connection with the Lexasure Business Combination Agreement, the Company entered into two side letters with Lexasure; one letter dated April 18, 2023, and the other dated April 19, 2023 (the “Financials Side Letter”). Pursuant to the Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (the “Lexasure Loan”), in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. The Lexasure Loan is unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event that the Lexasure Business Combination Agreement is terminated in accordance with its terms and the Company consummates another transaction constituting a Business Combination, upon the consummation of such Business Combination (an “Alternative Closing”)), the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement. As of September 30, 2023, the Company had borrowed $300,000 under the Lexasure Loan.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $102,628 was held outside of the Trust Account on September 30, 2023 and available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within the Combination Period (as defined below).

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

All of the Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Charter. In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., the Public Warrants), the initial carrying value of the Class A ordinary shares (as defined in Note 7) classified as temporary equity were allocated proceeds determined in accordance with ASC Topic 470-20, “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the Company’s balance sheets until such date that a redemption event takes place. Redemptions of the Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Business Combination.

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

The Company has a 27-month period, from the closing of the Initial Public Offering to March 3, 2024 (or such earlier date as determined by the Company’s Board of Directors (the “Board”)) as extended by the Extension (as defined below), unless further extended pursuant to the Charter, to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidate distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “2023 Extraordinary Meeting”), at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024 (the “Extension”). In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023, August 3, 2023, September 13, 2023, October 11, 2023 and November 1, 2023, respectively, the second, third, fourth, fifth and sixth payments of $50,000 were deposited into the Trust Account.

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

Going Concern Consideration

As of September 30, 2023, the Company had cash of $102,628 and a working capital deficit of $2,317,320. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 31, 2023 filed with the SEC on Form 10-K on July 14, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of September 30, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the six months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $102,628 and $90,283 as of September 30, 2023 and March 31, 2023, respectively. The Company had no cash equivalents as of September 30, 2023 and March 31, 2023.

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

At September 30, 2023 and March 31, 2023, the Company had approximately $45.8 million and $240.4 million in investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2023 and March 31, 2023, the 4,248,397 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of approximately $45.8 million and $240.4 million, respectively, were presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of September 30, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $2.6 million. For the year ended March 31, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $5.8 million.

At September 30, 2023 and March 31, 2023, the Class A ordinary shares reflected in the accompanying condensed balance sheets is reconciled in the following table:

	Value	Shares
Class A ordinary shares subject to possible redemption – April 1, 2022	$234,616,409	23,000,000
Remeasurement of carrying value to redemption value	5,825,601	—
Class A ordinary shares subject to possible redemption – March 31, 2023	$240,442,010	23,000,000
Current period remeasurement of carrying value to redemption value	1,861,142	—
Withdrawal from Trust	(197,192,734)	(18,751,604)
Class A ordinary shares subject to possible redemption – June 30, 2023	$45,110,418	4,248,397
Current period remeasurement of carrying value to redemption value	738,753	—
Class A ordinary shares subject to possible redemption – September 30, 2023	$45,849,171	4,248,397

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except for the share amounts):

	Three Months Ended	Three Months Ended
	September 30,	September 30,
	2023	2022
Redeemable Class A ordinary share
Numerator: Income allocable to redeemable Class A ordinary share	$457,806	$418,469
Denominator: Basic and diluted weighted average shares outstanding	4,248,397	23,000,000
Basic and diluted net income per share, redeemable Class A ordinary share	$0.11	$0.02
Non-redeemable Class A ordinary share
Numerator: Income allocable to non-redeemable Class A ordinary share	$619,619	$—
Denominator: Basic and diluted weighted average shares outstanding	5,749,999	—
Basic and diluted net income per share, non-redeemable Class A ordinary share	$0.11	$—
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$0	$104,617
Denominator: Basic and diluted weighted average shares outstanding	1	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.11	$0.02

	Six Months Ended	Six Months Ended
	September 30,	September 30,
	2023	2022
Redeemable Class A ordinary share
Numerator: Income allocable to redeemable Class A ordinary share	$1,338,436	$1,705,027
Denominator: Basic and diluted weighted average shares outstanding	9,679,189	23,000,000
Basic and diluted net income per share, redeemable Class A ordinary share	$0.14	$0.07
Non-redeemable Class A ordinary share
Numerator: Income allocable to non-redeemable Class A ordinary share	$564,831	$—
Denominator: Basic and diluted weighted average shares outstanding	4,084,699	—
Basic and diluted net income per share, non-redeemable Class A ordinary share	$0.14	$—
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$230,277	$426,257
Denominator: Basic and diluted weighted average shares outstanding	1,665,301	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.14	$0.07

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman Islands income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the accompanying condensed balance sheets.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the accompanying condensed balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company has determined the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are each a derivative instrument. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024, and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, it would have on its financial position, results of operations or cash flows.

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

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market (“Nasdaq”), the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and six months ended September 30, 2023 and 2022, the Company incurred $60,000 and $120,000 of expenses, respectively.  The outstanding balance was $140,000 and $20,000 at September 30, 2023 and March 31, 2023, respectively.

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

As of September 30, 2023 and March 31, 2023, the Company had borrowed $1,330,000 and $800,000, respectively. At September 30, 2023, $170,000 was available under the WCL Agreement.

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

As of September 30, 2023, the Company had borrowed $300,000 under the Lexasure Loan, which was disclosed on the accompanying condensed balance sheet under the “Loan Arrangement” item.

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

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement, as amended (the “Forward Purchase Agreement”) with Camber Base, LLC (“Camber”) pursuant to which Camber, or any of its subsidiaries or affiliates, may, at the sole written election of Camber, purchase up to $20.0 million units (the “Forward Purchase Units”), for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of the Business Combination. One Forward Purchase Unit consists of one Class A ordinary share, at $11.50 per share, subject to adjustment, and one-half of one warrant to purchase Class A Ordinary Shares (a “Forward Purchase Warrant”).

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

Vendor Agreements

As of September 30, 2023, the Company had incurred unpaid legal fees of $546,575 which are included in accounts payable and accrued expenses and accrued offering costs on the accompanying condensed balance sheets.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2023 and March 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2023 and March 31, 2023, there were 5,749,999 and no Class A ordinary shares issued or outstanding, excluding 4,248,397 and 23,000,000, respectively, Class A ordinary shares subject to redemption. As of September 30, 2023 and March 31, 2023, there were 4,248,397 and 23,000,000 Class A ordinary shares, respectively, that were classified as temporary equity in the accompanying condensed balance sheets.

On May 23, 2023, the Company held the 2023 Extraordinary Meeting, at which the Company's shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company's operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023, August 3, 2023, September 13, 2023, October 11, 2023 and November 1, 2023, respectively, the second, third, fourth, fifth and sixth payments of $50,000 were deposited into the Trust Account.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to the Sponsor upon the Founder Conversion. The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. On May 23, 2023, the Company converted 5,749,999 Class B ordinary shares to Class A ordinary shares. As of September 30, 2023 and March 31, 2023, there were one and 5,750,000 Class B ordinary share(s), respectively, issued and outstanding.

Only holders of the Class B ordinary shares have the right to vote on the election of directors prior to the Business Combination. Holders of ordinary shares, including holders of Class A ordinary shares and holders of Class B ordinary shares, will vote together as a single class on all matters submitted to a vote of the Company’s shareholders except as otherwise required by law. In connection with its initial Business Combination, the Company may enter into a shareholder’s agreement or other arrangements with the shareholders of the target or other investors to provide for voting or other corporate governance arrangements that differ from those in effect upon completion of the Initial Public Offering.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2023 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	March 31,
Description	Level	2023	2023
Assets:
Investments held in Trust Account	1	$45,849,171	$240,442,010
Liabilities:
Warrant liability – Private Placement Warrants	2	$336,960	$966,420
Warrant liability – Public Warrants	1	331,200	949,900
Forward Purchase Agreement liability	2	1,449,802	864,223

The Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are accounted for as liabilities in accordance with ASC 815-40 and are presented within liabilities on the accompanying condensed balance sheets. The warrant liabilities and Forward Purchase Agreement liability are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statement of operations.

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of September 30, 2023 and March 31, 2023, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at September 30, 2023 and March 31, 2023, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of September 30, 2023 and March 31, 2023, the warrant derivative liability was $668,160 and $1,916,320, respectively. In addition, for the three and six months ended September 30, 2023, the Company recorded $1,199,440 and $1,248,160, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the ordinary shares. Due to the attributes of the Forward Purchase Agreement, at September 30, 2023 and March 31, 2023, the Forward Purchase Agreement was valued using the Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of September 30, 2023 and March 31, 2023, the Forward Purchase Agreement liability was $1,449,802 and $864,223 respectively. In addition, for the three and six months ended September 30, 2023, the Company recorded a loss of $384,848 and $585,579, on the change in fair value on the statements of operations, respectively.

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	September 30,		March 31,
	2023		2023
Risk-free interest rate	5.39%		4.69%
Expected life of Forward Purchase Agreement	0.43	years	0.17	years
Dividend yield	0%		0%
Probability of business combination	70%		70.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Based upon this review, except as set forth below, the Company did not identify any subsequent events that would have required adjustment to or disclosure in the accompanying financial statements.

As a result of the approvals at the 2023 Extraordinary Meeting, the fifth and sixth payments of $50,000 were deposited into the Trust Account on October 11, 2023 and November 1, 2023, respectively.

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

Recent Development

Nasdaq Deficiency Notice

On September 7, 2023, the Company received a written notice (the “Notice”) from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market (“Nasdaq”) notifying the Company that the Company was not in compliance with Listing Rule 5450(a)(2), which requires the Company to have at least 400 shareholders for continued listing on the Nasdaq Global Market (the “Minimum Total Holders Rule”). The Notice is only a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities on Nasdaq Global Market.

The Notice states that the Company has 45 calendar days to submit a plan to regain compliance with the Minimum Total Holders Rule. On October 18, 2023, the Company submitted a plan to Nasdaq to regain compliance with the Minimum Total Holders Rule within the required timeframe. If Nasdaq accepts the Company’s plan, Nasdaq may grant the Company an extension of up to 180 calendar days from the date of the Notice to evidence compliance with the Minimum Total Holders Rule. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal the decision in front of a Nasdaq Hearings Panel.

Extension Deposit

As a result of the approvals at the 2023 Extraordinary Meeting, the fifth and sixth payments of $50,000 were deposited into the Trust Account on October 11, 2023 and November 1, 2023, respectively.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete a Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, the ongoing effects of the COVID-19 pandemic, including resurgences and the emergence of new variants, and geopolitical instability, such as the military conflict in Ukraine and the Middle East. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete a Business Combination; however, Management continues to evaluate the impact of these factors. The financial statements and notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of September 30, 2023, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2023 relates to our formation and the Initial Public Offering and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination and costs related to the Lexasure Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended September 30, 2023, we had a net income of $1,077,425, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $588,753, and change in fair value of the derivative warrant liability of $1,199,440, partially offset by the forward purchase agreement liability of $384,848, formation and operating costs amounting to $265,920 and administrative fees of $60,000.

For the three months ended September 30, 2022, we had a net income of $523,086, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $1,038,120, change in fair value of the derivative warrant liability of $234,320 and change in fair value of the forward purchase agreement liability of $74,927, partially offset by formation and operating costs amounting to $764,281 and administrative fees of $60,000.

For the six months ended September 30, 2023, we had a net income of $2,133,544, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $2,399,895, and change in fair value of the derivative warrant liability of $1,248,160, partially offset by formation and operating costs amounting to $808,932, change in fair value of the forward purchase agreement liability of $585,579 and administrative fees of $120,000.

For the six months ended September 30, 2022, we had net income of $2,131,283, which resulted from a gain on the change in fair value of the derivative warrant liability of $2,088,000 and interest income on investments held in the Trust Account in the amount of $1,345,429, partially offset by operating costs of $1,024,229, administrative fees of $120,000 and a loss on the change in fair value of the Forward Purchase Agreement of $157,917.

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of September 30, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of September 30, 2023, we had $102,628 in cash and a working capital deficit of approximately $2.3 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working

Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of September 30, 2023, we had borrowed $1,330,000 and had $170,000 available to us under the WCL Agreement.

For the six months ended September 30, 2023, net cash used in operating activities was $617,655, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,248,160, and interest income on investments held in the Trust Account of $2,399,895, partially offset by net income of $2,133,544 and non-cash adjustment to net income related to the change in fair value of the forward purchase agreement liability of $585,579 and changes in operating assets and liabilities of $311,277.

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

For the six months ended September 30, 2023, net cash provided by investing activities was $196,992,734, which was primarily due to the withdrawals from Trust for redemptions. Net cash used in financing activities was $196,362,734, which was primarily due to repayment of Class A ordinary shares subject to redemption.

For the six months ended September 30, 2022, there were no cash flows from investing or financing activities.

Based on the foregoing, it is possible that the $102,628 in cash held outside the Trust Account on September 30, 2023 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that a Business Combination is not consummated during that time. Until consummation of the Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three and six months ended September 30, 2023 and 2022, we incurred $60,000 and $120,000 of expenses, respectively. As of September 30, 2023 and March 31, 2023, the outstanding balance was $140,000 and $20,000, respectively.

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

Critical Accounting Estimates and Policies

This “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” is based on the unaudited financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of the unaudited financial statements and the notes thereto contained elsewhere in this Report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income (loss) per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income (loss) per share, basic and diluted, for non-redeemable Class A and Class B Ordinary Shares is calculated by dividing the net income (loss), adjusted for income or loss attributable to redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable Class A and Class B Ordinary Shares outstanding for the period. Non-redeemable Class A and Class B Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At September 30, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. In connection with the preparation of the Quarterly Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of September 30, 2023. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of September 30, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended September 30, 2023, covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors previously disclosed in our fillings with the SEC, including our (i) Registration Statement and (ii) Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on July 14, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, which could make it more difficult for us to consummate an initial Business Combination.

Military or other conflicts in Ukraine, the Middle East or elsewhere may lead to increased volume and price volatility for publicly traded securities, or affect the operations or financial condition of potential target companies, and to other company or industry-specific, national, regional or international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a Business Combination target and consummate an initial Business Combination on acceptable commercial terms, or at all.

We have received a written notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 400 shareholders, we are no longer in compliance with the Nasdaq listing rules. If we cannot regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

We cannot assure you that our securities will continue to be listed on Nasdaq. On September 7, 2023, we received a deficiency notice from Nasdaq notifying us that, as a result of failing to maintain a minimum of 400 shareholders, we are no longer in compliance with the Nasdaq listing rules. We have submitted a plan to regain compliance. If the plan is accepted, Nasdaq can grant an extension of up to 180 calendar days from the date of the notice to evidence compliance. We plan to regain compliance with Nasdaq listing rules prior to the expiration of the cure period provided by Nasdaq. However, if we do not regain compliance, our securities will be subject to delisting and the liquidity and the trading price of our securities could be adversely affected.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A Ordinary Shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage;
●	a decreased ability to issue additional securities or obtain additional financing in the future; and

●	being subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Class A Ordinary Shares, units and warrants qualify as covered securities under such statute. Although the states are preempted from regulating the sale of covered securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by SPACs, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not qualify as covered securities under such statute and we would be subject to regulation in each state in which we offer our securities, which may negatively impact our ability to consummate our Business Combination.

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

Capitalworks Emerging Markets Acquisition Corp

Date: November 20, 2023	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer (Principal Executive Officer)

Date: November 20, 2023	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer (Principal Accounting and Financial Officer)