Form 10-Q
period 2023-12-31
Capitalworks Emerging Markets Acquisition Corp
filed 2024-02-20
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

1345 Avenue of the Americas, 11th Floor
New York, New York 10105

(Address of principal executive offices and zip code)

(202) 320-4822

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

As of February 20, 2024, there were 9,998,396 Class A Ordinary Shares, par value $0.0001 per share, and one Class B Ordinary Share, par value $0.0001 per share, of the registrant issued and outstanding.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED BALANCE SHEETS

	December 31,	March 31,
	2023	2023
	(unaudited)
ASSETS
Current Assets:
Cash	$121,635	$90,283
Prepaid expenses and other assets	53,000	151,872
Total Current Assets	174,635	242,155

Cash and Investments held in the Trust Account	46,580,667	240,442,010
Total Assets	$46,755,302	$240,684,165

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable and accrued expenses	$830,124	$558,731
Loan Arrangement	710,440	—
Working Capital Loan Agreement – Sponsor	1,360,000	800,000
Accrued offering costs	71,812	71,812
Total Current Liabilities	2,972,376	1,430,543

Derivative warrant liabilities	466,320	1,916,320
Forward purchase agreement liability	1,207,099	864,223
Deferred underwriting commission	8,050,000	8,050,000
Total liabilities	12,695,795	12,261,086

COMMITMENTS AND CONTINGENCIES (Note 6)

Class A ordinary shares subject to possible redemption; 4,248,397 and 23,000,000 shares (at redemption value), respectively, as of December 31, 2023 and March 31, 2023	46,580,667	240,442,010

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 and 0 shares issued and outstanding, respectively, (excluding 4,248,397 and 23,000,000 shares, respectively, subject to possible redemption as of December 31, 2023 and March 31, 2023)	575	—
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 and 5,750,000 shares issued and outstanding, respectively, as of December 31, 2023 and March 31, 2023	—	575
Additional paid-in capital	—	—
Accumulated deficit	(12,521,735)	(12,019,506)
Total Shareholders’ Deficit	(12,521,160)	(12,018,931)
Total Liabilities, Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$46,755,302	$240,684,165

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,	December 31
	2023	2022	2023	2022
EXPENSES
General and administrative services - related party	$60,000	$60,000	$180,000	$180,000
Operating and formation expenses	270,422	210,086	1,079,353	1,234,315
TOTAL EXPENSES	330,422	270,086	1,259,353	1,414,315

OTHER INCOME (EXPENSE)
Investment income earned on investment held in Trust Account	581,496	1,959,780	2,981,390	3,305,210
Change in fair value of forward purchase agreement liability	242,703	16,634	(342,876)	(141,283)
Change in fair value of derivative warrants	201,840	1,621,680	1,450,000	3,709,680
TOTAL OTHER INCOME - NET	1,026,039	3,598,094	4,088,514	6,873,607

Net income attributable to ordinary shares	$695,617	$3,328,008	$2,829,161	$5,459,292

Weighted average number of redeemable Class A ordinary shares outstanding, basic and diluted	4,248,397	23,000,000	7,862,342	23,000,000
Basic and diluted net income per redeemable Class A ordinary share	$0.07	$0.12	$0.21	$0.19

Weighted average number of non-redeemable Class A ordinary shares outstanding, basic and diluted	5,749,999	—	4,641,817	—
Basic and diluted net income per non-redeemable Class A ordinary share	$0.07	$—	$0.21	$—
Weighted average number of Class B ordinary shares outstanding, basic and diluted	1	5,750,000	1,108,183	5,750,000
Basic and diluted net income per Class B ordinary share	$0.07	$0.12	$0.21	$0.19

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2023

	Class A		Class B		Additional
	Ordinary Shares		Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of April 1, 2023	—	$—	5,750,000	$575	$—	$(12,019,506)	$(12,018,931)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(1,861,142)	(1,861,142)
Conversion of Class B ordinary shares to Class A ordinary shares	5,749,999	575	(5,749,999)	(575)	—	—	—
Net income	—	—	—	—	—	1,056,119	1,056,119
Balance June 30, 2023	5,749,999	$575	1	$—	$—	$(12,824,529)	$(12,823,954)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(738,753)	(738,753)
Net income	—	—	—	—	—	1,077,425	1,077,425
Balance September 30, 2023	5,749,999	$575	1	$—	$—	$(12,485,857)	$(12,485,282)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	—	—	(731,496)	(731,496)
Net income	—	—	—	—	—	695,617	695,617
Balance December 31, 2023	5,749,999	$575	1	$—	$—	$(12,521,735)	$(12,521,160)

FOR THE NINE MONTHS ENDED DECEMBER 31, 2022

	Class B		Additional		Total
	Ordinary Shares		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, March 31, 2022	5,750,000	$575	$—	$(11,164,576)	$(11,164,001)

Remeasurement of Class A ordinary shares to redemption value	—	—	—	(307,310)	(307,310)

Net income	—	—	—	1,608,198	1,608,198
Balance as of June 30, 2022	5,750,000	$575	—	$(9,863,688)	(9,863,113)

Remeasurement of Class A ordinary shares to redemption value	—			(1,038,120)	(1,038,120)

Net income	—	—	—	523,086	523,086
Balance, September 30, 2022	5,750,000	$575	$—	$(10,378,722)	$(10,378,147)
Remeasurement of Class A ordinary shares to redemption value	—	—	—	(1,959,780)	(1,959,780)
Net income	—	—	—	3,328,008	3,328,008
Balance, December 31, 2022	5,750,000	$575	$—	$(9,010,494)	$(9,009,919)

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended	For the Nine Months Ended
	December 31,	December 31,
	2023	2022
Cash Flows From Operating Activities:
Net income	$2,829,161	$5,459,292
Adjustments to reconcile net income to net cash used in operating activities:
Investment income earned on investments held in the Trust Account	(2,981,390)	(3,305,210)
Change in fair value of derivative warrant liabilities	(1,450,000)	(3,709,680)
Change in fair value of forward purchase agreement liability	342,876	141,283
Changes in operating assets and liabilities:
Prepaid expenses	88,872	213,414
Other current assets	—	34,626
Other assets	10,000	64,372
Accounts payable and accrued expenses	271,393	367,785
Net Cash Used In Operating Activities	(889,088)	(734,118)

Cash Flows From Investing Activities:
Cash withdrawn from Trust Account in connection with redemption	197,192,734	—
Cash deposited into Trust Account	(350,000)	—
Net Cash Provided By Investing Activities	196,842,734	—

Cash Flows From Financing Activities:
Redemptions of Class A ordinary shares	(197,192,734)	—
Proceeds from working capital loan agreement	560,000	—
Due from Sponsors	—	25,000
Proceeds from loan arrangement	710,440	—
Net Cash (Used In) Provided By Financing Activities	(195,922,294)	25,000

Net change in cash	31,352	(709,118)

Cash at beginning of period	90,283	969,261
Cash at end of period	$121,635	$260,143

Supplemental disclosure of non-cash financing activities:
Class A ordinary shares remeasurement adjustment	$3,331,391	$3,305,210

The accompanying notes are an integral part of the unaudited condensed financial statements.

CAPITALWORKS EMERGING MARKETS ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
DECEMBER 31, 2023

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

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2023 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

In connection with the Lexasure Business Combination Agreement, the Company entered into two side letters with Lexasure; one letter dated April 18, 2023, and the other dated April 19, 2023 (the “First Financials Side Letter”). Pursuant to the First Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (the “First Lexasure Loan”), in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. The First Lexasure Loan is unsecured and interest free. In connection with the First Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event that the Lexasure Business Combination Agreement is terminated in accordance with its terms and the Company consummates another transaction constituting a Business Combination, upon the consummation of such Business Combination (an “Alternative Closing”)), the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the First Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the First Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the First Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the First Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

On November 8, 2023, the Company entered into another side letter with Lexasure (the “Second Financials Side Letter”), addressing Lexasure’s expectation of not meeting deadline for the delivery of the PCAOB audited company financials or the PCAOB reviewed quarterly company financials set forth in certain covenants and termination provisions of the Lexasure Business Combination Agreement, as extended by the First Financials Side Letter.

Pursuant to the Second Financials Side Letter, the Company has agreed to forbear from enforcing its rights to terminate the Lexasure Business Combination Agreement pursuant to certain termination provisions thereunder, until either December 15, 2023, or December 31, 2023, depending on whether it relates to the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, respectively. In exchange for this forbearance, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and related expenses such as the filing of an additional Quarterly Report on Form 10-Q and the renewal of the Company’s D&O insurance, up to a maximum of $400,000 (the “Second Lexasure Loan”).

The Second Lexasure Loan is unsecured and interest free. In connection with the Second Lexasure Loan, the Sponsor agreed to transfer a number of Class B ordinary shares to Lexasure or its designee    , equal to the amount not returned to Lexasure from the escrow divided by $10.00 per share regardless of whether the closing of the Lexasure Business Combination occurs. The Company agreed to repay the Second Lexasure Loan directly to Lexasure at the closing of the Lexasure Business Combination. In the event of the termination of the Lexasure Business Combination Agreement for any reason, the Second Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Second Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement. As of December 31, 2023, the Company had borrowed $710,440 under the First Lexasure Loan and the Second Lexasure Loan.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $121,635 was held outside of the Trust Account on December 31, 2023 and available for working capital purposes. As described in Note 6, the $8,050,000 deferred underwriting fees are contingent upon the consummation of the Business Combination within the Combination Period (as defined below).

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

On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “2023 Extraordinary Meeting”), at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024 (the “Extension”). In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023, August 3, 2023, September 13, 2023, October 11, 2023, November 1, 2023 and December 11, 2023, respectively, the second, third, fourth, fifth, sixth and seventh payments of $50,000 were deposited into the Trust Account. For the information on the subsequent deposits made to the Trust Account, please refer to “Note 10 — Subsequent Events” below.

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

Going Concern Consideration

As of December 31, 2023, the Company had cash of $121,635 and a working capital deficit of $2,797,741. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Certain information and note disclosures normally included in the financial statements prepared in accordance with US GAAP have been condensed. As such, the information included in these financial statements should be read in conjunction with the audited financial statements as of March 31, 2023 filed with the SEC on Form 10-K on July 14, 2023. In the opinion of the Company’s management, these condensed financial statements include all adjustments, which are only of a normal and recurring nature, necessary for a fair statement of the Company’s financial position as of December 31, 2023 and the Company’s results of operations and cash flows for the periods presented. The results of operations for the nine months ended December 31, 2023 are not necessarily indicative of the results to be expected for the full year ending March 31, 2024.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $121,635 and $90,283 as of December 31, 2023 and March 31, 2023, respectively. The Company had no cash equivalents as of December 31, 2023 and March 31, 2023.

Cash and Investments held in Trust Account

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

At December 31, 2023 and March 31, 2023, the Company had approximately $46.6 million and $240.4 million in cash and investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2023 and March 31, 2023, the 4,248,397 and 23,000,000 Class A ordinary shares, respectively, subject to possible redemption in the amount of approximately $46.6 million and $240.4 million, respectively, were presented as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of December 31, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $3.3 million. For the year ended March 31, 2023, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $5.8 million.

At December 31, 2023 and March 31, 2023, the Class A ordinary shares reflected in the accompanying condensed balance sheets is reconciled in the following table:

	Value	Shares
Class A ordinary shares subject to possible redemption – April 1, 2022	$234,616,409	23,000,000
Remeasurement of carrying value to redemption value	5,825,601	—
Class A ordinary shares subject to possible redemption – March 31, 2023	$240,442,010	23,000,000
Current period remeasurement of carrying value to redemption value	1,861,142	—
Withdrawal from Trust	(197,192,734)	(18,751,603)
Class A ordinary shares subject to possible redemption – June 30, 2023	$45,110,418	4,248,397
Current period remeasurement of carrying value to redemption value	738,753	—
Class A ordinary shares subject to possible redemption – September 30, 2023	$45,849,171	4,248,397
Current period remeasurement of carrying value to redemption value	731,496	—
Class A ordinary shares subject to possible redemption – December 31, 2023	$46,580,667	4,248,397

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except for the share amounts):

	Three Months Ended	Three Months Ended
	December 31,	December 31,
	2023	2022
Redeemable Class A ordinary share
Numerator: Income allocable to redeemable Class A ordinary share	$295,573	$2,662,406
Denominator: Basic and diluted weighted average shares outstanding	4,248,397	23,000,000
Basic and diluted net income per share, redeemable Class A ordinary share	$0.07	$0.12
Non-redeemable Class A ordinary share
Numerator: Income allocable to non-redeemable Class A ordinary share	$400,044	$—
Denominator: Basic and diluted weighted average shares outstanding	5,749,999	—
Basic and diluted net income per share, non-redeemable Class A ordinary share	$0.07	$—
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$—	$665,602
Denominator: Basic and diluted weighted average shares outstanding	1	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.07	$0.12

	Nine Months Ended	Nine Months Ended
	December 31,	December 31,
	2023	2022
Redeemable Class A ordinary share
Numerator: Income allocable to redeemable Class A ordinary share	$1,634,093	$4,367,434
Denominator: Basic and diluted weighted average shares outstanding	7,862,342	23,000,000
Basic and diluted net income per share, redeemable Class A ordinary share	$0.21	$0.19
Non-redeemable Class A ordinary share
Numerator: Income allocable to non-redeemable Class A ordinary share	$964,746	$—
Denominator: Basic and diluted weighted average shares outstanding	4,641,817	—
Basic and diluted net income per share, non-redeemable Class A ordinary share	$0.21	$—
Class B ordinary share
Numerator: Income allocable to Class B ordinary share	$230,322	$1,091,858
Denominator: Basic and diluted weighted average shares outstanding	1,108,183	5,750,000
Basic and diluted net income per share, Class B ordinary share	$0.21	$0.19

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2023 and March 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

General and Administrative Services

Commencing on the date the Units were first listed on the Nasdaq Stock Market, the Company has agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. During the three and nine months ended December 31, 2023 and 2022, the Company incurred $60,000 and $180,000 of expenses, respectively.  The outstanding balance was $200,000 and $20,000 at December 31, 2023 and March 31, 2023, respectively.

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

As of December 31, 2023 and March 31, 2023, the Company had borrowed $1,360,000 and $800,000, respectively. At December 31, 2023, $140,000 was available under the WCL Agreement.

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

Lexasure Loans

Pursuant to the First Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. This First Lexasure Loan is unsecured and interest free. In connection with the First Lexasure Loan, at the closing of the Lexasure Business Combination or an Alternative Closing, the Sponsor has agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the First Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company will repay the First Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the First Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the First Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

Pursuant to the Second Financials Side Letter, the Company has agreed to forbear from enforcing its rights to terminate the Lexasure Business Combination Agreement pursuant to certain termination provisions thereunder, until either December 15, 2023, or December 31, 2023, depending on whether it relates to the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, respectively. In exchange for this forbearance, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and related expenses such as the filing of an additional Quarterly Report on Form 10-Q and the renewal of the Company’s D&O insurance, up to a maximum of $400,000. This Second Lexasure Loan is unsecured and interest free. In connection with the Second Lexasure Loan, the Sponsor agreed to transfer a number of Class B ordinary shares to Lexasure or its designee, equal to the amount not returned to Lexasure from the escrow divided by $10.00 per share regardless of whether the closing of the Lexasure Business Combination occurs. The Company agreed to repay the Second Lexasure Loan directly to Lexasure at the closing of the Lexasure Business Combination. In the event of the termination of the Lexasure Business Combination Agreement for any reason, the Second Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Second Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

As of December 31, 2023, the Company had borrowed $710,440 under the First Lexasure Loan and Second Lexasure Loan, which was disclosed on the accompanying condensed balance sheet under the “Loan Arrangement” item.

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

Vendor Agreements

As of December 31, 2023, the Company had incurred unpaid legal fees of $512,704 which are included in accounts payable and accrued expenses and accrued offering costs on the accompanying condensed balance sheets. These fees are deferred until completion of an initial Business Combination.

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

On February 1, 2023, the Company and Sponsor entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Business Combination. Upon consummation of a Business Combination, the Second Strategic Advisor will purchase from the Sponsor 250,000 Class B ordinary shares (together with any securities into which such Class B ordinary shares convert and any equity securities the Company or any other entity issues in exchange for such shares in the applicable Business Combination),at a purchase price of $0.04 per share or $10,000 in aggregate.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of December 31, 2023 and March 31, 2023, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of Class A ordinary shares are entitled to one vote for each share. As of December 31, 2023 and March 31, 2023, there were 5,749,999 and no Class A ordinary shares issued or outstanding, excluding 4,248,397 and 23,000,000, respectively, Class A ordinary shares subject to redemption. As of December 31, 2023 and March 31, 2023, there were 4,248,397 and 23,000,000 Class A ordinary shares, respectively, that were classified as temporary equity in the accompanying condensed balance sheets.

On May 23, 2023, the Company held the 2023 Extraordinary Meeting, at which the Company's shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company's operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734. As a result of the approvals at the 2023 Extraordinary Meeting, the Company will deposit into the Trust Account $50,000 per month, or portion thereof, that is needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023, August 3, 2023, September 13, 2023, October 11, 2023, November 1, 2023 and December 11, 2023, respectively, the second, third, fourth, fifth, sixth and seventh payments of $50,000 were deposited into the Trust Account.

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

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. On May 23, 2023, the Company converted 5,749,999 Class B ordinary shares to Class A ordinary shares. As of December 31, 2023 and March 31, 2023, there were one and 5,750,000 Class B ordinary share(s), respectively, issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of December 31, 2023 and March 31, 2023, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		December 31,	March 31,
Description	Level	2023	2023
Assets:
Investments held in Trust Account	1	$—	$240,442,010
Liabilities:
Warrant liability – Private Placement Warrants	2	$236,910	$966,420
Warrant liability – Public Warrants	1	229,410	949,900
Forward Purchase Agreement liability	2	1,207,099	864,223

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of December 31, 2023 and March 31, 2023, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at December 31, 2023 and March 31, 2023, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of December 31, 2023 and March 31, 2023, the warrant derivative liability was $466,320 and $1,916,320, respectively. In addition, for the three and nine months ended December 31, 2023, the Company recorded $201,840 and $1,450,000, respectively, as a gain on the change in fair value of the derivative warrants on the statements of operations.

The Forward Purchase Agreement is measured at fair value on a recurring basis. At initial measurement, the Forward Purchase Agreement was valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Forward Purchase Agreement was the expected volatility of the ordinary shares. Due to the attributes of the Forward Purchase Agreement, at December 31, 2023 and March 31, 2023, the Forward Purchase Agreement was valued using the Public Warrants publicly listed trading price and considered to be a Level 2 fair value measurement.

As of December 31, 2023 and March 31, 2023, the Forward Purchase Agreement liability was $1,207,099 and $864,223, respectively. In addition, for the three and nine months ended December 31, 2023, the Company recorded a gain of $242,703 and a loss of $342,876, on the change in fair value on the statements of operations, respectively.

The key inputs into the discount model for the Forward Purchase Agreement were as follows:

	December 31,		March 31,
	2023		2023
Risk-free interest rate	4.97%		4.69%
Expected life of Forward Purchase Agreement	0.68	years	0.17	years
Dividend yield	0%		0%
Probability of business combination	50%		70.0%

NOTE 10 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events, other than those disclosed below, that would have required adjustment to or disclosure in the accompanying financial statements.

On January 18, 2024 and February 6, 2024, the eighth and ninth extension payments of $50,000 were deposited into the Trust Account, respectively.

On February 16, 2024, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC for its extraordinary meeting in lieu of an annual general meeting of shareholders, in connection with, among other things, a proposal to amend the Charter to further extend the date by which the Company must consummate an initial Business Combination to March 3, 2025.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements herein regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with SEC on July 14, 2023 and Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 20, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a Business Combination. Our Sponsor, CEMAC Sponsor LP, is a Cayman Islands exempted limited partnership.

Recent Development

Lexasure Second Financials Side Letter

In connection with the Lexasure Business Combination Agreement, the Company entered into a side letter with Lexasure on November 8, 2023, addressing Lexasure’s expectation of not meeting deadline for the delivery of the PCAOB audited company financials or the PCAOB reviewed quarterly company financials set forth in certain covenants and termination provisions of the Lexasure Business Combination Agreement, as extended by the First Financials Side Letter, dated April 19, 2023, entered into by and between the Company and Lexasure.

Pursuant to the Second Financials Side Letter, the Company has agreed to forbear from enforcing its rights to terminate the Lexasure Business Combination Agreement pursuant to certain termination provisions thereunder, until either December 15, 2023, or December 31, 2023 , depending on whether it relates to the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, respectively. In exchange for this forbearance, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and related expenses such as the filing of an additional Quarterly Report on Form 10-Q and the renewal of the Company’s D&O insurance, up to a maximum of $400,000. As of December 31, 2023, the Company did not receive the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, and has the right to terminate the Lexasure Business Combination Agreement pursuant to the terms thereunder.

The Second Lexasure Loan is unsecured and interest free. In connection with the Second Lexasure Loan, the Sponsor agreed to transfer a number of Class B ordinary shares to Lexasure or its designee, equal to the amount not returned to Lexasure from the escrow divided by $10.00 per share regardless of whether the closing of the Lexasure Business Combination occurs. The Company agreed to repay the Second Lexasure Loan directly to Lexasure at the closing of the Lexasure Business Combination. In the event of the termination of the Lexasure Business Combination Agreement for any reason, the Second Lexasure Loan shall be cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Second Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement. As of December 31, 2023, the Company had borrowed $710,440 under the First Lexasure Loan and the Second Lexasure Loan.

The foregoing summary of the Second Financials Side Letter does not purport to be complete and is qualified in its entirety by reference to the Second Financials Side Letter, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

Proxy Statement in connection with an Extension

On February 16, 2024, the Company filed a Definitive Proxy Statement on Schedule 14A with the SEC for its extraordinary meeting in lieu of an annual general meeting of shareholders, in connection with, among other things, a proposal to amend the Charter to further extend the date by which the Company must consummate an initial Business Combination to March 3, 2025.

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

Results of Operations

As of December 31, 2023, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through December 31, 2023 relates to our formation and the Initial Public Offering and, subsequent to the closing of the Initial Public Offering, identifying a target company for a Business Combination and costs related to the Lexasure Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the three months ended December 31, 2023, we had net income of $695,617, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $581,496, and change in fair value of the derivative warrant liability of $201,840 and the forward purchase agreement liability of $242,703, formation and operating costs amounting to $270,422 and administrative fees of $60,000.

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

For the nine months ended December 31, 2023, we had net income of $2,829,161, which consisted primarily of interest income earned on cash and marketable securities held in Trust Account amounting to $2,981,390, and change in fair value of the derivative warrant liability of $1,450,000, partially offset by formation and operating costs amounting to $1,079,353, change in fair value of the forward purchase agreement liability of $342,876 and administrative fees of $180,000.

For the nine months ended December 31, 2022, we had net income of $5,459,292, which resulted from a gain on the change in fair value of the derivative warrant liability of $3,709,680 and interest income on investments held in the Trust Account in the amount of $3,305,210, partially offset by operating costs of $1,414,315 and a loss on the change in fair value of the Forward Purchase Agreement of $141,283.We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of December 31, 2023 and March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of December 31, 2023, we had $121,635 in cash and a working capital deficit of approximately $2.8 million.

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of December 31, 2023, we had borrowed $1,360,000 and had $140,000 available to us under the WCL Agreement.

Under the First Lexasure Loan and the Second Lexasure Loan, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and for related expenses such as the filing of additional Quarterly Reports on Form 10-Q and the renewal of the Company’s D&O insurance, up to a combined maximum of $1,000,000. As of December 31, 2023, we had borrowed $710,440 (of which $350,000 was deposited into the Trust Account in connection with extensions and $360,440 was deposited into our operating bank account for extension related expenses) and had $150,000 and $139,560 available to us under the First Lexasure Loan and the Second Lexasure Loan, respectively.

For the nine months ended December 31, 2023, net cash used in operating activities was $889,088, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,450,000, and interest income on investments held in the Trust Account of $2,981,390, partially offset by net income of $2,829,161 and non-cash adjustment to net income related to the change in fair value of the forward purchase agreement liability of $342,876 and changes in operating assets and liabilities of $370,265.

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

For the nine months ended December 31, 2023, net cash provided by investing activities was $196,842,734, which was primarily due to the withdrawals from Trust for redemptions.

For the nine months ended December 31, 2022, there were no cash flows from investing activities.

For the nine months ended December 31, 2023, net cash used in financing was $195,922,294, which was primarily due to payments of $197,192,734 related to the redemption of shares, partially offset by $710,440 and $560,000 in cash received from the working capital loan agreement and the Lexasure loans, respectively.

For the nine months ended December 31, 2022, net cash provided by financing was $25,000.

Based on the foregoing, it is possible that the $121,635 in cash held outside the Trust Account on December 31, 2023 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that a Business Combination is not consummated during that time. Until consummation of the Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Business Combination.

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

Contractual Obligations

General and Administrative Services

Commencing on the date the Units were first listed on Nasdaq, we agreed to pay an affiliate of the Sponsor a total of $20,000 per month for office space, utilities and secretarial and administrative support. Upon completion of the Business Combination or our liquidation, we will cease paying these monthly fees. During the three and nine months ended December 31, 2023 and 2022, we incurred $60,000 and $180,000 of expenses, respectively. As of December 31, 2023 and March 31, 2023, the outstanding balance was $200,000 and $20,000, respectively.

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

Consulting Agreements

On November 27, 2022, we entered into the 2022 Consulting Agreement with the First Strategic Advisor for advisory services in connection with a potential Business Combination. Pursuant to the 2022 Consulting Agreement, if we consummate a Business Combination, we shall pay the First Strategic Advisor, at the consummation of the Business Combination, a Capital Markets Advisory Fee in cash in the amount equal to (i) $1,500,000 plus (ii) an Incremental Advisory Fee based on the value of the Trust Proceeds. If the Trust Proceeds are: (i) greater than $58,650,000 but less than or equal to $117,300,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $250,000; (ii) greater than $117,300,000 but less than or equal to $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $1,000,000; or (iii) greater than $175,950,000, we will pay the First Strategic Advisor an Incremental Advisory Fee of $2,500,000. The fee shall be due and payable to the First Strategic Advisor by us at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the fee. We will also reimburse the First Strategic Advisor for all reasonable documented out-of-pocket expenses incurred in connection with the 2022 Consulting Agreement, provided that such expenses will not exceed $25,000 in the aggregate without our prior written approval. On August 3, 2023, we, the First Strategic Advisor, Sponsor, Roberta Brzezinski, and Herman Kotze entered into an amendment to the 2022 Consulting Agreement. This amendment, among other things, revised the terms of the Capital Markets Advisory Fee under the 2022 Consulting Agreement. Pursuant to the amendment, (i) if the Trust Proceeds are equal to or greater than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee of $500,000 in cash, plus shares of common stock of the public company entity that survives the Business Combination which stock is listed on the New York Stock Exchange or Nasdaq Global Market, equal to $500,000 and (ii) if the Trust Proceeds are less than $4 million, the Company will pay the First Strategic Advisor a Capital Markets Advisory Fee in Stock equal to $1,000,000. The number of shares of Stock owed to the First Strategic Advisor shall be calculated by dividing (x) the total value of the Stock payable by (y) the VWAP of the Stock over the five (5) trading days immediately preceding the date of the initial filing of the registration statement registering the Stock of the public company entity that survives the Business Combination, provided that clause (y) shall not be less than $4.00. The Capital Markets Advisory Fee shall be due and payable to the First Strategic Advisor by the Company at the consummation of the Business Combination. If the Business Combination does not occur or is abandoned, the First Strategic Advisor will not be entitled to the Capital Markets Advisory Fee. This amendment also provides for certain registration rights for the Stock issuable to the First Strategic Advisor.

On February 1, 2023, we and Sponsor entered into a separate agreement with the Second Strategic Advisor to provide consulting, advisory and related services in connection with a potential Business Combination. Upon consummation of a Business Combination, the Second Strategic Advisor will purchase from the Sponsor 250,000 Class B ordinary shares (together with any securities into which such Class B Ordinary shares convert and any equity securities the Company or any other entity issues in exchange for such shares in the applicable Business Combination) at a purchase price of $0.04 per share or $10,000 in aggregate.

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

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income (loss) per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net income (loss) per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income (loss) per share, basic and diluted, for non-redeemable Class A and Class B Ordinary Shares is calculated by dividing the net income (loss), adjusted for income or loss attributable to redeemable Class A Ordinary Shares, by the weighted average number of non-redeemable Class A and Class B Ordinary Shares outstanding for the period. Non-redeemable Class A and Class B Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At December 31, 2023 and 2022, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income (loss) per share is the same as basic income per share for the period presented.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Certifying Officers carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. In connection with the preparation of the Quarterly Report, management, with the participation of the Certifying Officers, determined that a material weakness existed solely related to our accounting for complex financial instruments and that our disclosure controls and procedures were not effective as of December 31, 2023. This material weakness resulted in the restatement of our previously issued (i) audited balance sheet included in our Current Report on Form 8-K as of December 3, 2021, filed with the SEC on December 9, 2021 and (ii) unaudited interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2021, filed with the SEC on February 14, 2022, in each case, to treat the Forward Purchase Agreement as a liability. As such, management, with the participation of the Certifying Officers, determined that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarterly period ended December 31, 2023, covered by this Quarterly Report on Form 10-Q, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

ITEM 1A. RISK FACTORS

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in this Report. However, as of the date of this Quarterly Report, other than as set forth below,  there have been no material changes to the risk factors previously disclosed in our fillings with the SEC, including our (i) Registration Statement, (ii) Annual Report on Form 10-K for the fiscal year ended March 31, 2023, as filed with the SEC on July 14, 2023, and (iii) Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2023, as filed with the SEC on November 20, 2023. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Additional risks could arise that may also affect our business or ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC  .

Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial Business Combination.

We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and, potentially, non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial Business Combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-Business Combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial Business Combination.

On January 24, 2024, the SEC adopted a series of new rules relating to special purpose acquisition companies (“SPACs”) (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and SPAC initial business combinations (the “de-SPAC transactions”); (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC transaction registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs and the time needed to negotiate and complete an initial Business Combination, may constrain the circumstances under which we could complete an initial Business Combination, such as the Lexasure Business Combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial Business Combination.

As described above, the SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•restrictions on the nature of our investments, if any; and

•restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial Business Combination.

In addition, we may be imposed of burdensome requirements, including:

•registration as an investment company;

•adoption of a specific form of corporate structure; and

•reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. We are mindful of the SEC’s investment company definition and guidance and intend to identify and complete an initial Business Combination with an operating business, such as Lexasure, and not with an investment company, or to acquire minority interests in other businesses exceeding the permitted threshold.

We do not believe that our anticipated activities will subject us to the Investment Company Act. To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, in November 2023, we instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation.

However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we may abandon our efforts to complete the Lexasure Business Combination (or an alternative Business Combination if we are unable to complete the Lexasure Business Combination) and instead liquidate the Company. Our public shareholders may receive only approximately $10.99 per share on the liquidation of our Trust Account and our warrants will expire worthless.

To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in November 2023, the Company instructed the trustee to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or our liquidation. As a result, we may receive less interest on the funds held in the Trust Account than the interest we would have received pursuant to our original Trust Account investments, which could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

The funds in the Trust Account had, since the Company’s initial public offering, been held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, in November 2023, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we instructed Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in an interest-bearing demand deposit account at a bank until the earlier of the consummation of our initial Business Combination or liquidation. Following such liquidation, the Company may receive less interest on the funds held in the Trust Account than the interest the Company would have received pursuant to the original Trust Account investments; however, interest previously earned on the funds held in the Trust Account still may be released to us to pay taxes, if any, and certain other expenses as permitted.

Consequently, the transfer of the funds in the Trust Account to an interest-bearing demand deposit account could reduce the dollar amount our public shareholders would receive upon any redemption or liquidation.

The longer that the funds in the Trust Account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, the greater the risk that we may be deemed to be an unregistered investment company, in which case, we may be required to liquidate.

Were we to liquidate, our securityholders would lose the investment opportunity associated with an investment in the target company, such as Lexasure, including any potential price appreciation of our securities.

A 1% U.S. federal excise tax may decrease the value of our securities following our initial Business Combination, hinder our ability to consummate an initial Business Combination, and decrease the amount of funds available for distribution in connection with a liquidation.

Pursuant to the Inflation Reduction Act of 2022 (the “IR Act”), commencing in 2023, a 1% U.S. federal excise tax is imposed on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations, with certain exceptions (the “Excise Tax”). The Excise Tax will apply to repurchases by us if we domesticate into the United States or if we are considered a surrogate foreign corporation under the Internal Revenue Code (the “Code”). We will be considered as a surrogate foreign corporation if, after our acquisition of a domestic corporation, at least 60% of our shares, by vote or value, is held by former shareholders of the domestic corporation by reason of their holding shares in the domestic corporation. If we acquire a domestic corporation, or engage in a transaction in which a domestic corporation becomes our parent or our affiliate, and because our securities are traded on Nasdaq, we may be, or become, a “covered corporation” within the meaning of the IR Act, and while not free from doubt, it is possible that the Excise Tax will apply to any redemptions of our ordinary shares after December 31, 2022, including redemptions in connection with a de-SPAC transaction.

The Treasury Department and the IRS recently issued interim guidance (the “Guidance”) addressing certain key aspects of  the Excise Tax, pending forthcoming proposed regulations which are anticipated to be generally retroactive to January 1, 2023 when finalized. The Guidance clarified that the Excise Tax will not apply to complete corporate liquidations within the meaning of Section 331 of the Code. Although most commentators believe that this exception applies to the wind up of a SPAC, there remains uncertainty and any liquidation will need to be conducted with careful attention to planning and applicable rules and interpretive advice. Accordingly, there is a risk that the Excise Tax may apply to redemptions of our securities in connection with a liquidation that is not implemented to fall within the meaning of a complete liquidation in Section 331 of the Code.

The Guidance also clarifies that a SPAC that redeems shares in connection with an extension process may be subject to the Excise Tax in respect to those redemptions, subject to considerations including whether there are applicable stock issuances during the taxable year, including in connection with an initial business combination or stock private placement, which would exceed and net against redemptions during such period (such netting, the “Netting Rule”) or if there occurs during the same fiscal year a complete liquidation of the SPAC in compliance with Section 331 of the Code.

Whether the Excise Tax will apply to redemptions in connection with a de-SPAC transaction may depend on the structure of the de-SPAC transaction, subject to application of the Netting Rule. For example, where the target business entity is the issuer of shares and/or other equity and in certain other business combination structures where the equity is not issued by the SPAC, the Excise Tax may apply.

Accordingly, there is a risk that if the Excise Tax is applicable, we could have reduced funds in our Trust Account to pay redemptions or that are available to a combined company following a de-SPAC, transaction.

In addition, in certain circumstances there may also be the risk that if existing SPAC investors elect to redeem their shares in the SPAC in a manner which triggers the Excise Tax, the reduced funds in the trust account if the Excise Tax is paid from the trust account would have an adverse economic effect on the remaining shareholders that did not elect to redeem. Consequently, if the Excise Tax is applicable to redemptions by the SPAC, there may be reduced funds available in the Trust Account if the Excise Tax is paid from the Trust Account, in the case of (i) liquidations that are not implemented to fall within the meaning of “complete liquidation” in Section 331 of the Code, (ii) extensions, depending on the timing of the extension relative to when the SPAC completes a de-SPAC transaction or liquidates, and (iii) de-SPAC transactions, depending on the structure of the de-SPAC transaction.

For these reasons, the value of our securities may decrease as a result of the Excise Tax in some circumstances. In addition, the Excise Tax may make a transaction with us less appealing to potential business combination targets, and thus, potentially hinder our ability to enter into and consummate an initial Business Combination.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Please refer to “Recent Development – Lexasure Second Financials Side Letter” under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” above for a summary regarding the Second Financials Side Letter entered into by and between the Company and Lexasure on November 8, 2023. The summary of the Second Financials Side Letter does not purport to be complete and is qualified in its entirety by reference to the Second Financials Side Letter, a copy of which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
10.1*	Side Letter, dated November 8, 2023, by and between the Company and Lexasure Financial Group Limited
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Capitalworks Emerging Markets Acquisition Corp

Date: February 20, 2024	By:	/s/ Roberta Brzezinski
Name: Roberta Brzezinski
Title: Chief Executive Officer (Principal Executive Officer)

Date: February 20, 2024	By:	/s/ Herman G. Kotzé
Name: Herman G. Kotzé
Title: Chief Financial Officer (Principal Accounting and Financial Officer)