Form 10-K
period 2025-03-31
Piermont Valley Acquisition Corp
filed 2026-02-05
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal years ended March 31, 2025 and 2024

☐    Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________ to ____________

Commission File Number 001-41108

Piermont Valley Acquisition Corp
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1598114
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

732 6th Street, #5386

Las Vegas, NV 89101

(Address of Principal Executive Offices) (Zip Code)

(929) 792-5788

(Registrant’s Telephone Number, Including Area Code)

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001, and one-half of one redeemable warrant	CMCAU	None

Class A ordinary shares, par value $0.0001 per share	CMCAF	None

Warrants, each whole warrant exercisable for one Class A ordinary share, each at an exercise price of $11.50 per share	CMCAW	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes ☐     No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐     No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant’s ordinary shares are not publicly traded. Accordingly, there is no market value for the registrant’s ordinary shares.

As of January 8, 2026, there were 5,952,885 of the Registrant’s Class A ordinary shares, par value $0.0001 per share, and 1 of the Registrant’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding.

Documents Incorporated by Reference: None.

PIERMONT VALLEY ACQUISITION CORP

FORM 10-K

EXPLANATORY NOTE

Piermont Valley Acquisition Corp (“Piermont,” “we,” “our,” “us,” “our Company” or “the Company”) is filing this comprehensive annual report on Form 10-K for the fiscal years ended March 31, 2025 and 2024 (the “Comprehensive Form 10-K”) as part of its efforts to become current in its filing obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This Comprehensive Form 10-K is our first periodic filing with the Securities and Exchange Commission (the “SEC”) since the filing of our quarterly report on Form 10-Q for the quarter ended September 30, 2023. This Comprehensive Form 10-K contains our audited financial statements as of and for the years ended March 31, 2025 and 2024 and our unaudited financial statements (including balance sheet, results of operations and cash flow information) for the quarters ended June 30, 2024, September 30, 2024 and December 31, 2024 and, in order to provide complete comparative information, includes the previously issued audited financial statements for the fiscal years ended March 31, 2024 and 2023 without accompanying notes . Because of the amount of time that has passed since our last periodic report was filed with the SEC, discussion relating to our business and related matters is focused on our more recent periods and may also include certain information for periods after March 31, 2025.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” refers to our Amended and Restated Memorandum and Articles of Association, as the same may be amended from time to time;

•	“Companies Act” refers to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•

“founder shares” refers to our Class B ordinary shares initially issued to our prior sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that are or were issued upon the conversion of such Class B ordinary shares (for the avoidance of doubt, such Class A ordinary shares are and will not be “public shares”);

•

“Initial Public Offering” or “IPO” refers to our offering on December 3, 2021 of 23,000,000 units (which includes an additional 3,000,000 units sold pursuant to the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-third of one redeemable warrant;

•	“initial shareholders” refers to each current holder of founder shares;

•	“management” or our “management team” refers to our executive officers and directors;

•	“new sponsor” or “Purchaser” refers to Valleypark Road, LLC, a Delaware limited liability company;

•	“ordinary shares” refers to our Class A ordinary shares and our Class B ordinary shares;

•	“prior sponsors” refers to Vikasati Partners LLC and CEMAC Sponsor LP;

•

“public shares” refers to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•

“public shareholders” refers to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” refers collectively to the prior sponsors and new sponsor;

•	“we,” “us,” “our,” “Company,” “our company” or “Piermont” refers to Piermont Valley Acquisition Corp, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the Trust Account (as defined below) or available to us from interest income on the Trust Account balance;

•	the Trust Account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1. Business

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On May 12, 2021, CEMAC Sponsor LP purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share.

On December 3, 2021, we consummated an initial public offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments, at a price of $10.00 per Unit generating gross proceeds of $230.0 million before underwriting discounts and expenses (the “Public Offering”). Each “Unit” consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Only whole Public Warrants may be exercised and no fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants may be traded.

Simultaneously with the closing of the Public Offering, we completed the private sale of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to CEMAC Sponsor LP, at a price of $1.00 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

We entered into the Forward Purchase Agreement, as amended, with Camber Base, LLC, an affiliate of Brown University (the “Forward Purchase Investor”) pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Investor has agreed that it, and any of its subsidiaries or affiliates will not redeem any Class A Ordinary Shares held by any of them in connection with the Initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The purchase of the Forward Purchase Units may be made regardless of whether any of our Class A Ordinary Shares are redeemed by our Public Shareholders and are intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company.

On March 1, 2023, we entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), the Prior Sponsor, in the capacity as the representative from and after the effective time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”).

On May 18, 2023 and May 22, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,399,737 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, CEMAC Partners agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until June 3, 2025 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until March 3, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 23, 2023, we held an extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, with up to three optional additional extensions by an additional month each time, at the option of our board of directors, until March 3, 2024 (the “First Extension”). In connection with the First Extension, shareholders holding 18,751,603 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $197.2 million was removed from our Trust Account to pay such holders.

On February 27, 2024, in connection with the extension of the date by which we were required to consummate an initial business combination, we entered into non-redemption agreements with certain unaffiliated investors. Under these agreements, such investors agreed not to redeem their public shares, and the sponsor agreed to forfeit up to 307,500 founder shares, with a corresponding number of Class A ordinary shares to be issued to the participating investors.

On February 29, 2024, we held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2024 to March 3, 2025, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On March 22, 2024, the parties to the Lexasure Business Combination Agreement entered into a Termination and Release Agreement pursuant to which they agreed to terminate the Lexasure Business Combination Agreement and the transactions contemplated thereby.

On April 19, 2024, CEMAC Sponsor LP entered into a securities purchase agreement with Vikasati Partners LLC (“Vikasati Partners”), pursuant to which, among other things, Vikasati Partner would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from CEMAC Sponsor LP, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

On June 10, 2024, we received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as we were not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or March 5, 2024, as required under Nasdaq Listing Rule IM-5101-2 (the “Rule”), we did not comply with the Rule and our securities were subject to delisting. In that regard, the Staff determined that our securities would be delisted from trading on Nasdaq and suspended at the opening of business on April 29, 2024. The Notice indicated that we had the right to appeal the Staff’s determination to a hearings panel. However, pursuant to Nasdaq Listing Rule5815(c)(1)(H), in the case of a company whose business plan is to complete one or more acquisitions, such as the Company, where the Notice is based on a failure to satisfy the requirement of the Rule to consummate a business combination within 36 months, the panel may only reverse the delisting decision where there has been a factual error applying the Rule. Based on the foregoing, we decided not to appeal the suspension.

On February 28, 2025, we held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,066,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $ 10.91. As a result, approximately $ 11.64 million was removed from our Trust Account to pay such holders.

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, Vikasati Partners and the New Sponsor entered into a purchase agreement. Pursuant to the purchase agreement, among other things: (a) Vikasati Partners transferred to the New Sponsor an aggregate of 2,238,999 Class A Ordinary Shares and 1 Class B Ordinary Share; (b) the Company, the New Sponsor and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to the New Sponsor the irrevocable right to vote the shares retained by it on its behalf and the prior sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the prior sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased at the time of the IPO.

As of the date of this Annual Report on Form 10-K, we have not identified a Business Combination target.

Conflicts of Interest

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our new sponsor or any of our officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that such initial business combination is fair to our company from a financial point of view.

In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he, she or it has then- current fiduciary or contractual obligations, then, subject to their fiduciary duties under Cayman Islands law, he, she or it will need to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

Our sponsor, officers and directors may form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

Sourcing of Potential Business Combination Targets

We believe our management team’s investment and operational experience and relationships with companies provides us with a substantial number of potential business combination targets. We may also engage additional services of professional firms or other individuals that specialize in business acquisitions on any formal basis, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or their respective affiliates paid by us any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

Evaluation of a Target Business and Structuring of Our Initial Business Combination

In evaluating a prospective target business, we expect to conduct an extensive due diligence review that may encompass, as applicable and among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities and a review of financial and other information about the target and its industry. We also utilize our management team’s operational and capital planning experience.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of, and negotiation with, a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any consulting fees to members of our management team, or their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. The determination as to whether any of the members of our management team will remain with the combined company will be made at the time of our initial business combination. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management, director or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

The decision as to whether we will seek shareholder approval of a proposed business combination in those instances in which shareholder approval is not required by law will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

•

the timing of the transaction, including in the event we determine shareholder approval would require additional time and there is either not enough time to seek shareholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

•	the expected cost of holding a shareholder vote;

•	the risk that the shareholders would fail to approve the proposed business combination;

•	other time and budget constraints of the company; and

•	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to shareholders.

Permitted Purchases of Our Securities

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the proposals to extend our time to consummate an initial business combination, our sponsor, directors, executive officers, advisors or their affiliates may purchase public shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material nonpublic information), our sponsor, directors, executive officers, advisors or their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. None of the funds in the trust account will be used to purchase public shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our initial business combination, such selling shareholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our initial business combination. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will be required to comply with such rules.

The purpose of any such transaction could be to (i) increase the likelihood of obtaining shareholder approval of the business combination (as purchased shares could not be voted against any proposed transaction) or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $11.62 per public share as of March 31, 2025 (including accrued interest). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the required time period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

If we hold a shareholder vote to approve our initial business combination, we will, pursuant to our amended and restated memorandum and articles of association:

•

conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

•	file proxy materials with the SEC.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within the required time period or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

If we conduct redemptions pursuant to the tender offer rules of the SEC, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•

file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, if we elect to conduct redemptions pursuant to the tender offer rules, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase Class A ordinary shares in the open market, in order to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than the number of public shares we are permitted to redeem. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

Limitation on Redemption upon Completion of Our Initial Business Combination

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, which redemptions would be separate from and in addition to redemptions we have already conducted in connection with the Extension Proposals, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in our Initial Public Offering without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our Initial Public Offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our Initial Public Offering without our prior consent, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

However, we would not be restricting our shareholders’ ability to vote all of their shares (including any shares in excess of the 15% limit) for or against our initial business combination.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System (“DWAC System”, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to two business days prior to the initially scheduled vote on the proposal to approve the business combination, unless otherwise agreed to by us or as otherwise provided in the proxy statement. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association currently provide that we have until March 3, 2026 to consummate an initial business combination. If we have not consummated an initial business combination by March 3, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 3, 2026. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by March 3, 2026 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

If necessary, we expect that costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the funds held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose.

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $11.62.. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $11.62. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our prior sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $11.62 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.62 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our prior sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $11.62 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $11.62 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $11.62 per public share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $11.62 per public share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 3, 2026, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 3, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Employees

We currently have one executive officer and do not intend to have any full-time employees prior to the completion of our Business Combination. Members of our management team are not obligated to devote any specific number of hours to our matters but they are devoting as much of their time as they deem necessary to our affairs until we have completed our Business Combination. The amount of time that any such person devotes in any time period to our company will vary based on whether a target business has been selected for our Business Combination and the current stage of the business combination process.

Item 1A. Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, including in the section entitled “Risk Factors,” before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We have no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

•

We may not be able to consummate a Business Combination before March 3, 2026 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we have not completed our Business Combination by March 3, 2026, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

•

Our shareholders may not be afforded an opportunity to vote on our proposed Business Combination, which means we may complete our Business Combination even though a majority of our public shareholders do not support such a combination.

•	Our Initial Shareholders will be able to approve the Business Combination, regardless of how our public shareholders vote.

16

•

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such business combination.

•	We depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

•

The requirement that we consummate a Business Combination by March 3, 2026 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

•

Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing military conflicts and other geopolitical uncertainties.

•	Increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

•

Our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

•

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by March 3, 2026, unless otherwise extended, our public shareholders may receive only approximately $11.62 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

•

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

•	Our Initial Shareholders have a controlling interest in us and thus may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support.

•

We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

•

The funds in the Trust Account are currently held in cash in an interest-bearing account, and interest rate can vary significantly, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $11.62 per share.

17

•

Since our sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•	Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm.

We describe these risks in greater detail below.

Risks Relating to Our Search for, Consummation of, or Inability to Consummate, a Business Combination and Post-Business Combination Risks.

We have no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company established under the laws of the Cayman Islands with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our Business Combination with one or more target businesses or assets. We have not yet selected our business combination target and may be unable to complete our Business Combination. If we fail to complete our Business Combination, we will never generate any operating revenues.

We may not be able to consummate a Business Combination before March 3, 2026, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination before March 3, 2026. Our ability to complete our Business Combination is dependent on a variety of factors, many of which are beyond our control, such as the due diligence and negotiation process with a Business Combination target, review process of the U.S. Securities and Exchange Commission of any Business Combination, the stock exchange listing process, general market conditions, volatility in the capital and debt markets, conflict and the other risks described herein. The decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, global macroeconomic conditions including heightened inflation and other geopolitical events (such as current or anticipated military conflict, including between Russia and Ukraine and the armed conflicts in the Middle East, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a Business Combination, or if we seek to extend the date by which we are required to complete our Business Combination at an extraordinary general meeting of shareholders to vote upon an amendment to our amended and restated memorandum and articles of association for such extension (an “Extension”), and such extension period, the “Extension Period,” there may be no extraordinary general meeting of shareholders to vote upon our Business Combination or an Extension before March 3, 2026, the date by which we are required to complete our Business Combination or be forced to liquidate. Even if our Business Combination or an Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our Business Combination by March 3, 2026, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Due to certain provisions of the Companies Law, investors may be forced to wait beyond the prescribed time frame before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. In such case, our public shareholders may receive only $11.62 per public share, or less than $11.62 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.62 per public share” and other risk factors herein.

If we have not completed our Business Combination by March 3, 2026, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

If we have not completed our Business Combination by March 3, 2026, unless otherwise extended, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public share from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond March 3, 2026 before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Initial Shareholders will be able to approve the Business Combination regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our Initial Shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares and any public shares held by them in favor of our Business Combination. As a result, given that our Initial Shareholders own approximately 85.9% of our outstanding ordinary shares, we don’t need any additional public shares voted in favor of a Business Combination in order to have our Business Combination approved.

Your only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of such Business Combination.

The Initial Shareholders will be able to approve the Business Combination without favorable votes from any public shareholders. Accordingly, your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time set forth in the documents mailed to our public shareholders in which we describe our Business Combination in connection with the shareholder meeting held for the purpose of voting on whether to approve the Business Combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a Business Combination with a target.

We may seek to enter into a Business Combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. As of March 31, 2025, we had approximately $2,382,346 million in our Trust Account. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing condition and, as a result, may not be able to consummate the Business Combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a Business Combination with us. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, among other fees, the deferred underwriting commissions owed by us in connection with our Public Offering.

We depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our Business Combination.

We need to borrow funds from our sponsor, its affiliates, members of our management team or other third parties for our operating expenses. Neither our sponsor, members of our management team nor their affiliates is under any obligation to make any loan or advance to us. Any such advances may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. We do not expect to seek loans from parties other than our sponsor, its affiliates or members of our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account.

If we have not consummated our Business Combination before March 3, 2026 or the end of any Extension Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $11.62 per public share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless. See also “—Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm” and “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.62 per public share” and other risk factors herein.

The requirement that we consummate a Business Combination before March 3, 2026 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must consummate a Business Combination by March 3, 2026, unless otherwise extended. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our Business Combination with that particular target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence and may enter into our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

Increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate a Business Combination.

Increases in inflation and interest rates in the United States and elsewhere may lead to (i) increased price volatility for publicly traded securities, including ours, (ii) other national, regional and international economic disruptions, and (iii) uncertainty regarding the valuation of target businesses, any of which could make it more difficult for us to consummate a Business Combination.

Our sponsor, directors, executive officers, advisors or any of their affiliates may elect to purchase public shares or Warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or Public Warrants.

Our sponsor, directors, executive officers, advisors or any of their affiliates may purchase public shares or Public Warrants in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase public shares or Public Warrants in such transactions.

In the event that our sponsor, directors, executive officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The purpose of any such transaction could be to (1) reduce the number of public shares tendered for redemption in order to maximize the amount of cash held in the Trust Account or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or Public Warrants may be reduced further and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange. Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. For example, we may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the proxy materials documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares,” without our prior consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our Business Combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by March 3, 2026, unless otherwise extended, our public shareholders may receive only approximately$11.62 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

We have encountered, and expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. They may have longer periods to complete a business combination, bigger shareholder base and more funds in their trust accounts and more working capital available for the completion of a business combination. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Given the limited funds we have in our Trust Account and as working capital, and given the limited time we have to complete a Business Combination by March 3, 2026, unless otherwise extended, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our Business Combination by March 3, 2026, unless otherwise extended, our public shareholders may receive only approximately $11.62 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $11.62 per public share” and other risk factors herein.

Subsequent to our completion of our Business Combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the price of our securities, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will identify all material issues with a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our Business Combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our Business Combination, and results of operations .

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our Business Combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and
•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our Business Combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;
•	adoption of a specific form of corporate structure; and
•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our principal activities subject us to the Investment Company Act. In order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we have been holding the funds in our Trust Account in cash in an interest bearing demand account. Pursuant to the trust agreement, the trustee is not permitted to invest in securities or assets other than certain government securities or money market funds investing in government securities. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination by March 3, 2026, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $11.62 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Notwithstanding the foregoing, there remains uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, which does not complete its initial business combination within 24 months from the effective date of its IPO registration statement. As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any specific target businesses with which to pursue our Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue business combination opportunities in any sector, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units, Class A ordinary shares or Public Warrants will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may seek acquisition opportunities with an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results .

We may seek business combination opportunities with large, highly complex companies that we believe would benefit from operational improvements. While we intend to implement such improvements, to the extent that our efforts are delayed or we are unable to achieve the desired improvements, the business combination may not be as successful as we anticipate.

To the extent we complete our Business Combination with a large complex business or entity with a complex operating structure, we may also be affected by numerous risks inherent in the operations of the business with which we combine, which could delay or prevent us from implementing our strategy. Although our management team will endeavor to evaluate the risks inherent in a particular target business and its operations, we may not be able to properly ascertain or assess all of the significant risk factors until we complete our Business Combination. If we are not able to achieve our desired operational improvements, or the improvements take longer to implement than anticipated, we may not achieve the gains that we anticipate. Furthermore, some of these risks and complexities may be outside of our control and leave us with no ability to control or reduce the chances that those risks and complexities will adversely impact a target business. Such combination may not be as successful as a combination with a smaller, less complex organization.

We are not required to obtain a valuation opinion from an independent accounting or investment banking firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our shareholders from a financial point of view.

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions that the price we are paying is fair to our shareholders from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our proxy solicitation or tender offer materials, as applicable, related to our Business Combination.

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may affect our Business Combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our Business Combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target business’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target business’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any holders who choose to retain their securities following the business combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

We may effectuate our Business Combination with a single-target business or multiple-target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset; or
•	dependent upon the development or market acceptance of a single or limited number of products, processes or services

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our Business Combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our Business Combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our Business Combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination.

The market for directors and officers liability insurance for special purpose acquisition companies has in the past changed in ways adverse to special purpose acquisition companies. For instance, the premiums charged for such policies increased at times and the terms of such policies became less favorable.

Any increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete a Business Combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense and/or accept less favorable terms. Furthermore, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.

In addition, after completion of any Business Combination, our directors and officers could be subject to potential liability from claims arising from conduct alleged to have occurred prior to such Business Combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims (“run-off insurance”). The need for run-off insurance would be an added expense for the post-business combination entity and could interfere with or frustrate our ability to consummate a Business Combination on terms favorable to our investors.

After our Business Combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our Business Combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

Our Business Combination or any related reincorporation may result in taxes imposed on shareholders or warrant holders.

We may, in connection with our Business Combination and subject to requisite shareholder approval under the Companies Act, effect a business combination with a target company in another jurisdiction, reincorporate in the jurisdiction in which the target company or business is located, or reincorporate in another jurisdiction. Such transactions may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after any reincorporation in any jurisdiction, including any Domestication.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous Business Combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to GAAP or IFRS depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such financial statements in time for us to disclose such financial statements in accordance with federal proxy rules and complete our Business Combination within the prescribed time frame.

Risks Relating to our Securities

You do not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed our Business Combination by March 3, 2026, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not completed our Business Combination by March 3, 2026, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants do not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

There are no assurances that an active trading market will exist.

There is currently no market for our securities. Shareholders therefore have no access to information about prior market history on which to base their investment decision. Even if our securities commence trading, our securities will not be trading on a national securities exchange, and therefore we cannot assure you that an active trading market will exist. Furthermore, even if an active trading market for our securities develops, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. As a result, the Company could face significant material adverse consequences, including: (i) a limited availability of market quotations for the Company’s securities, (ii) reduced liquidity for the Company’s securities, (iii) a determination that our shares are “penny stocks” which will require brokers trading in our shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) making the Company a less attractive acquisition vehicle to a target business in connection with an initial business combination. Any of the foregoing could have a material adverse effect on the Company’s ability to consummate an initial business combination.

Our Initial Shareholders have a controlling interest in us and thus may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own approximately 30.66% of our issued and outstanding ordinary shares. Accordingly, they may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. As a result of the ownership by our initial shareholders, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior without the support from any public shareholders, even if you do not agree with such amendment. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2026 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Founder Shares will have the right to vote on the appointment of directors and to remove directors prior to our Business Combination. In addition, the Founder Shares, all of which are held by our Initial Shareholders, will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands (which requires the approval of at least two thirds of the votes of all ordinary shares), entitle the holders to ten votes for every Founder Share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than$11.62 per public share.

Our placing of funds in the Trust Account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers, prospective target businesses and other entities with which we do business (except for the Company’s independent registered public accounting firm) execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the Trust Account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the Trust Account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the Trust Account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination by March 3, 2026, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $11.62 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $11.62 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $11.62 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $11.62 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If, after we distribute the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy or insolvency laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy or insolvency court could seek to recover some or all amounts received by our shareholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the Trust Account prior to addressing the claims of creditors.

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

If, before distributing the proceeds in the Trust Account to our public shareholders, we file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the Trust Account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy or insolvency claims deplete the Trust Account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,293 and imprisonment for five years in the Cayman Islands.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our Business Combination.

Prior to our Business Combination, only holders of our Founder Shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our Business Combination, holders of a majority of our Founder Shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of a Business Combination.

If the issuance of the Class A ordinary shares upon exercise of the Warrants is not registered, qualified or exempt from registration or qualification under the Securities Act and applicable state securities laws, holders of the Warrants will not be entitled to exercise such Warrants and such Warrants may have no value and expire worthless.

We registered the Class A ordinary shares issuable upon exercise of the Public Warrants because the Public Warrants will become exercisable 30 days after the completion of our Business Combination, which could have been within twelve months of the Public Offering. However, because the Public Warrants will become exercisable until their expiration date of up to five years after the completion of our Business Combination, in order to comply with the requirements of Section 10(a)(3) of the Securities Act following the consummation of our Business Combination, under the terms of the warrant agreements, we have agreed that, as soon as practicable, but in no event later than 20 business days after the closing of our Business Combination, we will use commercially reasonable efforts to file with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the Warrants. Thereafter, we will use commercially reasonable efforts to cause the same to become effective within 60 business days following our Business Combination and to maintain the effectiveness of such registration statement and a current prospectus relating to the Class A ordinary shares issuable upon exercise of the Public Warrants until the expiration or redemption of the Public Warrants in accordance with the provisions of the public warrant agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current, complete or correct, or the SEC issues a stop order.

If the Class A ordinary shares issuable upon exercise of the Warrants are not registered under the Securities Act in accordance with the above requirements, under the terms of the public warrant agreement, we will be required to permit holders to exercise their Public Warrants on a cashless basis in accordance with Section 3(a)(9) of the Securities Act or another exemption.

In no event will Warrants be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration or qualification is available.

Notwithstanding the above, if our Class A ordinary shares are at the time of any exercise of a Warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, not permit holders of Public Warrants who seek to exercise their Public Warrants to do so for cash and, instead, require them to do so on a cashless basis in accordance with Section 3(a)(9) of the Securities Act; in the event we so elect, we will not be required to file or maintain in effect a registration statement or register or qualify the shares underlying the Warrants under applicable state securities laws, and in the event we do not so elect, we will use commercially reasonable efforts to register or qualify the shares underlying the Warrants under applicable state securities laws to the extent an exemption is not available. Exercising the Warrants on a cashless basis could have the effect of reducing the potential “upside” of the holder’s investment in our company because the warrant holder will hold a smaller number of Class A ordinary shares upon a cashless exercise of the Warrants they hold than they would have upon a cash exercise.

In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under the Securities Act or applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full unit purchase price solely for the Class A ordinary shares included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Private Placement Warrants while a corresponding exemption does not exist for holders of the Public Warrants included as part of Units sold in The Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the Class A ordinary shares underlying their Warrants while holders of our Public Warrants would not be able to exercise their Warrants and sell the underlying Class A ordinary shares. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying Class A ordinary shares for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise their Warrants.

The Warrants may become exercisable and redeemable for a security other than the Class A ordinary shares, and you will not have any information regarding such other security at this time.

In certain situations, including if we are not the surviving entity in our Business Combination, the Warrants may become exercisable for a security other than the Class A ordinary shares. As a result, if the surviving company redeems your Warrants for securities pursuant to the warrant agreement, you may receive a security in a company of which you do not have information at this time.

The grant of registration rights to our initial shareholders may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

The registration rights granted to our initial shareholders and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our initial shareholders are registered for resale.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our Business Combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association do not provide a specified maximum redemption threshold. As a result, we may be able to complete our Business Combination even though a substantial majority or all of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our Business Combination and do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, and any such condition is not waived, we will not complete the Business Combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

We may amend the terms of the Public Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then-outstanding Public Warrants. As a result, the exercise price of your Public Warrants could be increased, the exercise period could be shortened and the number of our Class A ordinary shares purchasable upon exercise of a Public Warrant could be decreased, all without your approval.

Our Public Warrants were issued in registered form under a public warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The public warrant agreement provides that the terms of the public warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake or defective provision, (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the public warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the public warrant agreement as the parties to the public warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the Public Warrants; provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of Public Warrants. Accordingly, we may amend the terms of the Public Warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the Public Warrants with the consent of at least 50% of the then-outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the Public Warrants, convert the Public Warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a Public Warrant.

Our warrant agreements designate the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our Warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.

Our warrant agreements provide that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreements will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our Warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreements, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our Warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. In addition, this choice-of-forum provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreements inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

We may redeem your unexpired Public Warrants prior to their exercise at a time that is disadvantageous to you, thereby making your Public Warrants worthless.

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, if among other things the closing price of our Class A ordinary shares has been at least $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within the 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of your Public Warrants. None of the Private Placement Warrants will be redeemable by us.

Our management’s ability to require holders of our Public Warrants to exercise such Public Warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the Public Warrants than they would have received had they been able to exercise their Public Warrants for cash.

If we call our Public Warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise its Public Warrants (including any Public Warrants held by our Sponsor, officers, directors or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Public Warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised their Public Warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in us.

Risks Relating to our Sponsor and Management Team

Since our sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

The Founder Shares will be worthless if we do not complete a Business Combination. The personal and financial interests of our sponsor and executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination.

Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance is presented for informational purposes only. Any past experience or performance of our management team and their respective affiliates is not a guarantee of either (i) our ability to successfully identify and execute a transaction or (ii) success with respect to any Business Combination that we may consummate. You should not rely on the historical record of our management team or their respective affiliates as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward.

We may seek acquisition opportunities in industries or sectors which may or may not be outside of our management’s area of expertise.

We will consider a business combination outside of our management’s area of expertise if a business combination target is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. Although our management will endeavor to evaluate the risks inherent in any particular business combination target, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination target. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report on Form 10-K regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any holders who choose to retain their securities following the Business Combination could suffer a reduction in the value of their securities. Such holders are unlikely to have a remedy for such reduction in value.

We are dependent upon our executive officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our executive officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our Business Combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, may have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or executive officers.

The unexpected loss of the services of one or more of our directors or executive officers could have a detrimental effect on us.

Our ability to successfully effect our Business Combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our Business Combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our Business Combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our Business Combination. None of our officers are required to commit any specified amount of time to our affairs and, accordingly, they may have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our Business Combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our Business Combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our Business Combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination, and a particular Business Combination may be conditioned on the retention or resignation of such key personnel. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether a particular Business Combination is the most advantageous.

Our key personnel may be able to remain with our company after the completion of our Business Combination only if they are able to negotiate employment or consulting agreements in connection with the Business Combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

The officers and directors of an acquisition candidate may resign upon completion of our Business Combination. The loss of a business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the completion of our Business Combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our Business Combination, it is possible that members of the management of an acquisition candidate will not wish to remain in place.

Members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business.

Members of our management team have been involved in a wide variety of businesses. Such involvement has, and may lead to, media coverage and public awareness. As a result, members of our management team and affiliated companies have been, and may in the future be, involved in civil disputes or governmental investigations unrelated to our business. Any such claims or investigations may be detrimental to our reputation and could negatively affect our ability to identify and complete a Business Combination and may have an adverse effect on the price of our securities.

Our executive officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our executive officers and directors are not required to, and may not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our Business Combination. Each of our executive officers is engaged in several other business endeavors for which he may be entitled to substantial compensation, and our executive officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our executive officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination. For a complete discussion of our executive officers’ and directors’ other business affairs, please see “Item 10. Directors, Executive Officers and Corporate Governance.”

Our officers and directors presently have, and any of them in the future may have, additional, fiduciary or contractual obligations to other entities, including other special purpose acquisition companies, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including the special purpose acquisition company noted below and any other special purpose acquisition companies they may become involved with, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

Additionally, our sponsor, officers and directors are not prohibited from sponsoring, investing or otherwise becoming involved with, any other blank check companies, including in connection with their initial business combinations, prior to us completing our Business Combination. Therefore, our Sponsor, officers and directors may form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking a Business Combination. These companies may seek to complete a business combination in any location and may not focus on any particular industry for a business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing a Business Combination with a potential acquisition target. These conflicts may not be resolved in our favor and a potential target business may be presented to such other blank check companies prior to its presentation to us, subject to our officers’ and directors’ fiduciary duties under Cayman Islands law. Furthermore, the personal and financial interests of our directors and officers may influence their motivation in timely identifying and pursuing an initial business combination or completing our Business Combination. The different timelines of competing business combinations could cause our directors and officers to prioritize a different business combination over finding a suitable acquisition target for our Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest, which could negatively impact the timing for a Business Combination.

Our amended and restated memorandum and articles of association provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

For a complete discussion of our executive officers’ and directors’ business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” and “Certain Relationships and Related Party Transactions, and Director Independence.”

Our executive officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, executive officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or executive officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a Business Combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular Business Combination are appropriate and in our shareholders’ best interest. If this were the case, it may be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. However, we might not ultimately be successful in any claim we may make against them for such reason.

We may engage in a Business Combination with one or more target businesses that have relationships with entities that may be affiliated with our Sponsor, executive officers, directors or Initial Shareholders which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, executive officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest.” Our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking a Business Combination. Such entities may compete with us for business combination opportunities. Our sponsor, officers and directors are not currently aware of any specific opportunities for us to complete our Business Combination with any entities with which they are affiliated, and there have been no substantive discussions concerning a Business Combination with any such entity or entities. Although we are not specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria and guidelines for a business combination and such transaction was approved by a majority of our independent and disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or another independent entity that commonly renders valuation opinions regarding the fairness to our company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, executive officers, directors or Initial Shareholders, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Our management may not be able to maintain control of a target business after our Business Combination. Upon the loss of control of a target business, new management may not possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our Business Combination so that the post-business combination company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such Business Combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-business combination company owns 50% or more of the voting securities of the target, our shareholders prior to our Business Combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the target and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new Class A ordinary shares in exchange for all of the outstanding capital stock, shares or other equity interests of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new Class A ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our outstanding Class A ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s shares than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain control of the target business.

Risks Associated with Acquiring and Operating a Business in Foreign Countries

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we may face additional burdens in connection with investigating, agreeing to and completing such Business Combination, and if we effect such Business Combination, we would be subject to a variety of additional risks that may negatively impact our operations.

If we pursue a target company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border business combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign jurisdiction, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates.

If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	laws granting government authorities the power to block, modify or unwind business combinations;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks, natural disasters and wars; or
•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such Business Combination, or, if we complete such Business Combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.

If our management following our Business Combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our Business Combination, our management may resign from their positions as officers or directors of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States federal and state securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our Business Combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in any such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and social conditions and government policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our Business Combination and if we effect our Business Combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our Business Combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our Business Combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

We may reincorporate in another jurisdiction in connection with our Business Combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our Business Combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

General Risk Factors

We may issue additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares upon the conversion of the Founder Shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorize the issuance of up to 500,000,000 Class A ordinary shares, par value $0.0001 per share and 5,000,000 preference shares, par value $0.0001 per share. We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue Class A ordinary shares in connection with our redeeming the Warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to or in connection with our Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any Business Combination or on any other proposal presented to shareholders prior to or in connection with the completion of a Business Combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

•	may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B ordinary shares;

•	may subordinate the rights of holders of Class A ordinary shares if preference shares are issued with rights senior to those afforded our Class A ordinary shares;
•	could cause a change in control if a substantial number of Class A ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us;
•	may adversely affect prevailing market prices for our Units, Class A ordinary shares and/or Public Warrants; and
•	may not result in adjustment to the exercise price of our Warrants.

We are subject to changing law and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.

We are subject to rules and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.

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

We may be a passive foreign investment company (“PFIC”) which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. If we determine we are a PFIC for any taxable year prior to the time we effect a Business Combination, we currently intend to endeavor to provide to a U.S. Holder, upon written request, such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and final Treasury Regulations provide that such election would be unavailable with respect to our warrants. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

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

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including, but not limited to, if out total annual gross revenues are more than $1.235 billion or if the market value of our Class A ordinary shares held by non-affiliates equals or exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250.0 million as of the prior June 30, and (2) our annual revenues exceeded $100.0 million during such completed fiscal year or the market value of our ordinary shares held by non-affiliates exceeds $700.0 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a Business Combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls in our Annual Report on Form 10-K. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our Business Combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have identified material weaknesses in our internal controls over financial reporting. The material weaknesses could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal controls over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal controls over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed, we identified material weaknesses in our internal control over financial reporting related to the accounting for complex financial instruments and the review and approval of adjusting journal entries. As a result of the identified material weaknesses, our management concluded that our internal controls over financial reporting was not effective.

To respond to the material weaknesses, we plan to devote significant effort and resources to the remediation and improvement of our internal controls over financial reporting before March 3, 2026. Our plans at this time include incorporating additional controls and procedures over the review of complex financial instrument valuations, increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects .

Any failure to maintain such internal controls could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our ordinary shares is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our ordinary shares.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weaknesses identified or that any additional material weaknesses will not arise in the future due to a failure to implement and maintain adequate internal controls over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or executive officers, or enforce judgments obtained in the United States courts against our directors or officers.

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

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely: (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the board of directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors, the ability of the board of directors to designate the terms of and issue new series of preference shares, and the fact that prior to the completion of our Business Combination only holders of our Class B ordinary shares, which have been issued to our Sponsor and the Funds, are entitled to vote on the appointment of directors, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, our systems or infrastructure, or the systems or infrastructure of third parties or the cloud, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss. See also “Item 1.C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.

Our search for a business combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the military conflicts and other geopolitical uncertainties.

Armed conflicts could lead to significant market and other disruptions, including significant volatility in commodity prices and supply of energy resources, instability in financial markets, supply chain interruptions, political and social instability, changes in consumer or purchaser preferences, as well as an increase in cyberattacks and espionage. The foregoing could adversely affect the global economy and financial markets and could adversely affect our ability to search for a business combination or finance such business combination, and the business, financial condition and results of operations of any target business with which we ultimately consummate a Business Combination may be materially adversely affected.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole activity has been identifying and evaluating suitable acquisition transaction candidates. As noted in Item 1A. Risk Factors of this Form 10-K, cybersecurity attacks or other information security incidents relating to the information systems and infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we have not adopted formal processes for assessing cybersecurity risk and we have no company personnel or processes of our own for this purpose, we rely upon the technology of third parties, and we depend upon the personnel and the processes of third parties to identify and protect against cybersecurity threats. Our board of directors is responsible for the oversight of risks from cybersecurity threats, and in fiscal years 2025 and 2024, we did not identify any cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition.

Item 2. Properties

We currently maintain our executive offices at 732 S 6th Street, #4386, Las Vegas, NV 89191 provided by our new sponsor free of charge. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our securities are not currently trading on any exchange.

(b) Holders

At January 9, 2026, there was 1 holder of record of our Units, 3 holders of record of our Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 3 holders of record of our Public Warrants.

(c) Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Use of Proceeds

On November 30, 2021, our registration statement on Form S-1 (File No. 333-260513) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 23,000,000 Units, inclusive of the underwriters’ election to exercise their option to purchase an additional 3,000,000 Units, at an offering price to the public of $10.00 per Unit for an aggregate offering price of $230,000,000, with each Unit consisting of one Class A ordinary share of the Company at $0.0001 par value and one-half of one warrant. Each whole warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share.

Net proceeds of $234,600,000 from the Public Offering and the sale of the Private Placement Warrants, were deposited into the Trust Account on the Close Date and the sale of the Private Placement Warrants was deposited in our operating account for future working capital expenditures. We paid $4,600,000 in underwriting discounts and incurred offering costs of $498,152 related to the Public Offering.

On May 23, 2023, we held an extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, with up to three optional additional extensions by an additional month each time, at the option of our board of directors, until March 3, 2024. In connection with the First Extension, shareholders holding 18,751,603 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $197.2 million was removed from our Trust Account to pay such holders.

On February 29, 2024, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 20224 to March 3, 2025, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering. In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On February 28, 2025, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,066,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.91. As a result, approximately $11.6 million was removed from our Trust Account to pay such holders.

Other than as described above, there has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated December 2, 2021, which was filed with the SEC on November 30, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Report.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting an Initial Business Combination. Our Sponsor, CEMAC Sponsor LP, is a Cayman Islands exempted limited partnership. On April 25, 2024, the Company consummated the transactions contemplated by a securities purchase agreement pursuant to which Vikasati Partners, LLC acquired certain Company securities from CEMAC Sponsor LP, and the Company’s directors and officers were replaced.

Lexasure Business Combination

On March 1, 2023, we entered the Lexasure Business Combination Agreement with Lexasure, Pubco, the Merger Subs, the SPAC Representative, and the Seller Representative, for the Lexasure Business Combination. Pursuant to the Lexasure Business Combination Agreement, Pubco was expected to serve as the parent company of each of the Company and Lexasure following the consummation of the Lexasure Business Combination. On March 22, 2024, the parties entered into a Termination and Release Agreement pursuant to which they terminated the Lexasure Business Combination Agreement, and the Company was no longer pursuing the Lexasure Business Combination. In connection with the termination of the Lexasure Business Combination Agreement, the Lexasure Loan was cancelled in accordance with the Financial Side Letter and no amounts were owed by the Company.

For a full description of the Lexasure Business Combination Agreement and the proposed Lexasure Business Combination, including the ancillary agreements entered into in connection with the Lexasure Business Combination Agreement, please see “Item 1. Business.”

Other Developments

On April 19, 2023, pursuant to the Financial Side Letter, Lexasure agreed to loan us the Lexasure Loan up to a maximum of $600,000. The Lexasure Loan was unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event of an Alternative Closing), the Sponsor had agreed to transfer a number of Ordinary Shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by us and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. Under the Financial Side Letter, the Lexasure Loan was intended to be repaid at the closing of the Lexasure Business Combination. In the event the Lexasure Business Combination Agreement was terminated, the Lexasure Loan was to be cancelled and no amounts would be owed by the Company, provided that any amounts advanced by Lexasure would reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

On May 15, 2023, May 18, 2023 and May 22, 2023, we entered into the Extension Non-Redemption Agreements with the Sponsor and the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A Ordinary Shares sold in our Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an Initial Business Combination, (i) the Sponsor (or its designees) would surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) we would issue to the NRA Holders a number of Class A Ordinary Shares equal to the NRA Forfeited Shares.

On May 23, 2023, we held the 2023 Extraordinary Meeting at which our shareholders approved, among other things, an amendment to our Amended and Restated Memorandum and Articles of Association to extend the date by which we must consummate an Initial Business Combination to March 3, 2024, and to permit our Board, in its sole discretion, to elect to wind up our operations on an earlier date than March 3, 2024. In connection with the vote to approve the Extension, the holders of 18,751,603 Class A Ordinary Shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of approximately $197,192,733.57, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, we deposited $50,000 per month, or portion thereof, as required to complete an Initial Business Combination, for up to an aggregate of $450,000, which was deposited into the Trust account.

On May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by the Sponsor in the Founder Conversion. The 5,749,999 Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding. As a result of the Founder Conversion and the redemptions in connection with the Extension, the Sponsor held 57.5% of the outstanding Ordinary Shares as of July 14, 2023. This percentage reflects ownership immediately following the Founder Conversion and the 2023 Extension redemptions and does not reflect subsequent redemptions or sponsor transfers

On February 29, 2024, we held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2024 to March 3, 2025, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On April 19, 2024, CEMAC Sponsor LP entered into a securities purchase agreement with Vikasati Partners, pursuant to which, among other things, Vikasati Partners would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from CEMAC Sponsor LP, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement. Effective upon the closing on April 25, 2024, the Company’s then-existing directors and officers resigned and new directors and officers designated by Vikasati Partners were appointed.

On June 10, 2024, we received a notice from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, as we were not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or March 5, 2024, as required under Nasdaq Listing Rule IM-5101-2 (the “Rule”), we did not comply with the Rule and our securities were subject to delisting. In that regard, the Staff determined that our securities would be delisted from trading on Nasdaq and suspended at the opening of business on June 12, 2024. The Notice indicated that we had the right to appeal the Staff’s determination to a hearings panel. However, pursuant to Nasdaq Listing Rule5815(c)(1)(H), in the case of a company whose business plan is to complete one or more acquisitions, such as the Company, where the Notice is based on a failure to satisfy the requirement of the Rule to consummate a business combination within 36 months, the panel may only reverse the delisting decision where there has been a factual error applying the Rule. Based on the foregoing, we decided not to appeal the suspension.

On February 28, 2025, we held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,066,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $10.91. As a result, approximately $11.64 million was removed from our Trust Account to pay such holders. The Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

For more information on the extension of our Combination Period and the 2024 Extraordinary Meeting, including the Extension Non-Redemption Agreements and the Founder Conversion, please see “Item 1. Business”.

Effective as of July 11, 2025, the Company, Vikasati Partners and the New Sponsor entered into a purchase agreement. Pursuant to the purchase agreement, among other things: (a) Vikasati Partners transferred to the New Sponsor an aggregate of 2,238,999 Class A Ordinary Shares and 1 Class B Ordinary Share; (b) the Company, the New Sponsor and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to the New Sponsor the irrevocable right to vote the shares retained by it on its behalf and the prior sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the prior sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased at the time of the IPO.

Factors That May Adversely Affect our Results of Operations

Our results of operations and our ability to complete an Initial Business Combination may be adversely affected by various factors that could cause economic uncertainty and volatility in the financial markets, many of which are beyond our control. Our business could be impacted by, among other things, downturns in the financial markets or in economic conditions, increases in oil prices, inflation, increases in interest rates, supply chain disruptions, declines in consumer confidence and spending, and geopolitical instability, such as the military conflict in Ukraine. We cannot at this time fully predict the likelihood of one or more of the above events, their duration or magnitude or the extent to which they may negatively impact our business and our ability to complete an Initial Business Combination; however, Management continues to evaluate the impact of these factors. The financial statements and notes thereto included elsewhere in this Report do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

As of March 31, 2025, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2025 relates to our formation and the IPO and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination and costs related to the Lexasure Business Combination which was terminated. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended March 31, 2025, we had net income of $1,637,099, which consisted primarily of formation and operating costs of $298,096, offset by interest income earned on cash and marketable securities held in the Trust Account of $541,412, change in fair value of the derivative warrant liability of $1,116,244, and extinguishment of debt of $277,539.

For the year ended March 31, 2024, we had net income of $4,686,986, which consisted primarily of formation and operating costs amounting to $1,285,604 offset by interest income earned on cash and marketable securities held in Trust Account amounting to $3,400,607, and change in fair value of the derivative warrant liability and the forward purchase agreement liability of $756,320 and $864,223 respectively, and Extinguishment of debt of $951,440. We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

As of March 31, 2025 and 2024, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of March 31, 2025, we had $1,611 in cash and a working capital deficit of $1.99 million.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of an Initial Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of March 31, 2025, we had borrowed $1,471,195 and had $28,805 available to us under the WCL Agreement.

For the year ended March 31, 2025, net cash used in operating activities was $358,373, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,116,244 and interest income on investments held in the Trust Account of $541,412, partially offset by net income of $1,637,099 and changes in operating assets and liabilities of $337,816.

For the year ended March 31, 2024, net cash used in operating activities was $15,550, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $756,320 and interest income on investments held in the Trust Account of $3,400,607, partially offset by net income of $4,686,986 and non-cash adjustment to net income related to the change in fair value of the Forward Purchase Agreement liability of $864,223, and changes in operating assets and liabilities of $318,614.

For the year ended March 31, 2024, net cash generated from investing activities was $ 230,359,584, which was due to cash deposited into the Trust Account of $450,000 and withdrawn of $230,809,584.

For the year ended March 31, 2025, net cash provided by financing activities was $175,251, which was due to $175,251 received as related party advances.

For the year ended March 31, 2024, net cash used in financing activities was $230,249,584, primarily due to payments for the redemption of shares of $230,809,584, partially offset by proceeds from a promissory note of $560,000.

Based on the foregoing, it is possible that the $1,611 in cash held outside the Trust Account on March 31, 2025 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the Initial Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net loss per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants or the Private Placement Warrants to purchase an aggregate of 23,200,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. Net income per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2025 and 2024, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income per share is the same as basic income per share for the period presented.

Warrants

We account for the Public Warrants and the Private Placement Warrants issued in connection with the IPO and the Private Placement in accordance with the guidance contained in ASC Topic 815, “Derivatives and Hedging” whereby under that provision, the Public Warrants and the Private Placement Warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, we classify the warrant instrument as a liability at fair value and adjust the instrument to fair value at each reporting period. This liability is re-measured at each balance sheet date until the Public Warrants and the Private Placement Warrants are exercised or expire, and any change in fair value is recognized in our statement of operations. The fair value at issuance was calculated using a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which they can be settled. Such warrant classification is also subject to re-evaluation at each reporting period. Upon issuance of the Private Warrants, we recorded a charge of $1,532,700 for the excess fair value of private warrant liabilities over the proceeds received.

As of March 31, 2025, the Public Warrants and Private Placement Warrants remain outstanding and are classified as liabilities measured at fair value.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

To date, our efforts have been limited to organizational activities and activities relating to the Public Offering and the identification and evaluation of prospective acquisition targets for a Business Combination. We have neither engaged in any operations nor generated any revenues. As the net proceeds from our Public Offering, certain of the net proceeds of the sale of the Private Placement Warrants and the proceeds of the Sponsor Loan held in the Trust Account have not been invested, we do not believe there will be any material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception. We do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.\.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not have effective internal control over financial reporting at March 31, 2025.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified a deficiency in internal control over financial reporting relating to the accounting for complex financial instruments, which constituted a material weakness. In addition, as previously disclosed, management identified a deficiency in internal control over financial reporting related to the review and approval of adjustment to journal entries. As of March 31, 2025, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

Remediation Plan

Management plans to remediate the material weaknesses by 1) incorporating additional controls and procedures over the review of complex financial instrument valuations, 2) increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and 3) incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries after the consummation of the Business Combination. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2025, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended March 31, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Title
Wei Qian	40	Chairman, Chief Executive Officer, Chief Financial Officer and Director
Brian Coad	55	Director

Wei Qian has served as the Director of Capital Markets at Fusion Park, LLC, a US-based firm specializing in climate change tech investments and consulting, since March 2023. Mr. Qian’s past roles include serving as General Manager in the New York office of Cathay Holding Corp., a private equity firm, from May 2021 to March 2023, as Interim CEO of Hemp Logic Inc., a US-based CBD company to spearhead its expansion in China, from August 2020 to May 2021, as Director of Investment at Xingtong Capital, an investment fund within the Shanshan Group, from July 2015 to July 2017, and as Vice Director of Investment at Transfar Holding Group, an investment company within Transfar Group, from July 2017 to August 2018. Mr. Qian’s career began in 2011 and he has had experience in private equity and venture capital, focusing on TMT, healthcare, and climate tech sectors. Mr. Qian served as an independent director of Battery Future Acquisition Corp., a SPAC, from March 2024 until its business combination with Class Over Inc. in April 2025. Mr. Qian received a bachelor’s degree from Shanghai Jiaotong University and an MBA from St. John’s University.

C. Brian Coad, CFA, has served as our Director since July 2025. Mr. Coad has over 25 years of finance and operations experience across a wide variety of platforms, from public to private and start-up to middle market. Since 2021, Mr. Coad has served as the COO and CFO of Cartica Acquisition Corp., where he was responsible for all non-investment related activities. Prior to joining Cartica, Mr. Coad was Chief Financial Officer and Head of Strategic Planning for the operating companies of PrinceRidge Holdings LP (“PrinceRidge”), a middle-market investment bank. As one of the initial employees of PrinceRidge, Mr. Coad built the finance and accounting function. While at PrinceRidge, he was responsible for accounting, finance, treasury and tax, as well as supporting brokerage clearing and operations. Prior to joining PrinceRidge, Mr. Coad was CFO for Broadpoint Securities Group, Inc. (Nasdaq: BPSG), a publicly traded middle-market investment bank. Mr. Coad was responsible for external and regulatory reporting, oversight of the firm’s clearing operations, and all corporate and business risk. Before becoming CFO, Mr. Coad was Broadpoint’s Director of Financial Planning and Analysis. Prior to joining Broadpoint, Mr. Coad was a co-founder and CFO of Frost Securities, Inc., a boutique investment bank and broker-dealer specializing in energy and technology. While at Frost, Mr. Coad was responsible for all logistics functions, including finance, accounting, operations, legal, compliance, IT and administration.Mr. Coad graduated from Southern Methodist University with a BBA in Finance and is a Chartered Financial Analyst.

Board Leadership Structure and Role in Risk Oversight

Wei Qian serves as Chief Executive Officer and Chairman of the Company. As a shell company, the Company does not believe that its size or the complexity of its operations warrants a separation of the Chairman and Chief Executive Officer functions. Furthermore, the Company believes that combining the roles of Chairman and Chief Executive Officer promotes leadership and direction for executive management, as well as allowing for a single, clear focus for the chain of command. While the Board does not have a lead independent director, the independent directors will meet in executive session regularly without the presence of management as appropriate.

The Board’s primary function is one of oversight. The Board as a whole works with the Company’s management team to promote and cultivate a corporate environment that incorporates enterprise-wide risk management into strategy and operations. Management periodically reports to the Board about the identification, assessment and management of critical risks and management’s risk mitigation strategies. Each committee of the Board is responsible by their committee charter for the evaluation of elements of risk management based on the committee’s expertise and applicable regulatory requirements. In evaluating risk, the Board and its committees consider whether the Company’s programs adequately identify material risks in a timely manner and implement appropriately responsive risk management strategies throughout the organization. Each of the committees reports to the Board as a whole as to their findings with respect to the risks they are charged with assessing.

The Board administers its cybersecurity risk oversight function directly through the audit committee. The audit committee has primary responsibility for overseeing our risk assessment and risk management policies (including with respect to cybersecurity matters). Additionally, the Board is informed regarding the risks facing the Company and coordinates with management and our cybersecurity team to ensure our board receives regular risk assessment updates from management. The Company does not currently retain any third party vendor to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our charter.

Our board of directors is structurally divided into three classes with only one class of directors being appointed in each year, and with each class serving a three-year term. However, at present the Company only has two directors. We believe that this is sufficient given our current status as a shell corporation. In connection with any change(s) to such status, we will duly elect qualified individuals to our board of directors.

Director Independence

The Company does not have any directors on its board of directors who qualify as independent directors under the listing rules of Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. However, as of the date of the Purchase Agreement, these committees are no longer populated nor operational and are not expected to be so until consummation of a business combination. Given the Company’s current status as a shell company, the board believes this is appropriate for the Company at this time.

Director Nominations

The board established a nominating and governance committee at the time of the IPO. However, as of the date of the Purchase Agreement, this committee is no longer populated nor operational and is not expected to be so until consummation of a business combination. Director nominees are considered by the entire board, which presently consists of Wei Qian and Brian Coad. Given the Company’s current status as a shell company, the board believes this is appropriate for the Company at this time.

The board does not have a policy with regard to the consideration of any director candidates recommended by security holders. The board believes this is appropriate for a shell company such as the Company which has such a limited security holder base, including effective control over shareholder voting matters such as the Prior Sponsor has given its share ownership and powers of attorney to vote shares owned by New Sponsor among others. The board considers persons identified by its members, management, shareholders, investment bankers and others.

The board generally requires that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;
•	should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The board will generally consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The board may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The board does not distinguish among nominees recommended by shareholders and other persons.

Code of Business Conduct and Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. A copy of the Code of Ethics will be provided without charge upon request from us. Any amendments to or waivers of certain provisions of our Code Ethics will be disclosed in a Current Report on Form 8-K.

Limitation on Liability and Indemnification of Officers and Directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We expect to purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account, and have agreed to waive any right, title, interest or claim of any kind they may have in the future as a result of, or arising out of, any services provided to us and will not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of Public Shares). Accordingly, any indemnification provided will only be able to be satisfied by us if (i) we have sufficient funds outside of the Trust Account or (ii) we complete a Business Combination.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Item 11. Executive Compensation

None of our executive officers or directors have received any cash compensation for services rendered to us. Our Sponsor, executive officers, directors, or their respective affiliates, are reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our board will review on a quarterly basis all payments that were made by us to our Sponsor, executive officers, or directors, or their affiliates. Any such payments prior to an initial business combination are made using funds held outside the Trust Account. Other than quarterly review of such reimbursements, we do not have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by us to our sponsor, executive officers and directors, or their respective affiliates, prior to completion of our Business Combination.

After the completion of our Business Combination, directors or members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed Business Combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our directors or members of management. It is unlikely the amount of such compensation will be known at the time of the proposed Business Combination, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our Business Combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after our Business Combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management team to remain with us after the consummation of our Business Combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Recovery and Clawback Policy

Under the Sarbanes-Oxley Act, in the event of misconduct that results in a financial restatement that would have reduced a previously paid incentive amount, we can recoup those improper payments from our executive officers. The SEC also recently adopted rules which direct national stock exchanges to require listed companies to implement policies intended to recoup bonuses paid to executives if the company is found to have misstated its financial results.

On November 27, 2023, our board of directors approved the adoption of the Policy for Recovery of Erroneously Awarded Compensation (the “Clawback Policy”), in order to comply with the final clawback rules adopted by the SEC under Rule 10D-1 under the Exchange Act (the “Rule”), and the listing standards, as set forth in the Nasdaq listing rules (the “Final Clawback Rules”).

The Clawback Policy provides for the mandatory recovery of erroneously awarded incentive-based compensation from our current and former executive officers as defined in the Rule (“Covered Officers”) in the event that we are required to prepare an accounting restatement, in accordance with the Final Clawback Rules. The recovery of such compensation applies regardless of whether a Covered Officer engaged in misconduct or otherwise caused or contributed to the requirement of an accounting restatement. Under the Clawback Policy, our board of directors may recoup from the Covered Officers erroneously awarded incentive compensation received within a lookback period of the three completed fiscal years preceding the date on which we are required to prepare an accounting restatement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us as of the date of this Annual Report, with respect to our Ordinary Shares held by:

•	each person known by us to be the beneficial owner of more than 5% of our Ordinary Shares;

•	each of our executive officers and directors; and

•	all our executive officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or will become exercisable within 60 days. Except as described in the footnotes below and subject to applicable community property laws and similar laws, we believe that each person listed below has sole voting and investment power with respect to such shares.

In the table below, percentage ownership is based on 5,952,886 Ordinary Shares outstanding as of the record date, representing 5,952,885 Class A Ordinary Shares and 1 Class B Ordinary Shares. Voting power represents the combined voting power of Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Ordinary Shares vote together as a single class. The table below does not include any Ordinary Shares underlying our outstanding warrants because such securities are not exercisable within 60 days.

Name and Address of Beneficial Owner(1)	Number of Class A Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Class A Ordinary Shares	Number of Class B Ordinary Shares Beneficially Owned(2)	Approximate Percentage of Outstanding Class B Ordinary Shares	Number of Ordinary Shares Beneficially Owned	Approximate Percentage of Outstanding Ordinary Shares
CEMAC Sponsor LP(2)	1,824,999	30.6%	—	—	1,824,999	30.6%
Vikasati Partners, LLC(2)	1,686,001	56.4%	—	—	1,686,001	28.3%
Valleypark Road LLC	2,238,999	—	1	100%	2,239,000	37.6%
WeiQian	—	—	—	—	—	—
Brian Coad	—	—	—	—	—	—
All executive officers and directors as a group (two individuals)	—	—	—	—	—	—

_________________________

(1)	Unless otherwise noted, the business address of each of the following is c/o Piermont Valley Acquisition Corp, 732 6th Street, #5386, Las Vegas, NV 89101.
(2)	Each of these entities has granted Valleypark Road, LLC a power of attorney to vote their shares in certain situations.

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

The Founder Shares are identical to the Public Shares included in the Units sold in the Public Offering except that the Founder Shares are subject to certain rights and transfer restrictions, as described in further detail below, and will automatically convert into Class A ordinary shares at the time of our Business Combination or earlier at the option of the holders of the Founder Shares on a one-for-one basis, subject to adjustment pursuant to the anti-dilution provisions contained in our amended and restated memorandum and articles of association.

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

The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder, and may not be redeemed by us.

Private Placement Warrants

The Prior Sponsor purchased 10,500,000 Private Placement Warrants at a price of $1.00 per warrant, or $11,700,000 in the aggregate in a private placement that occurred simultaneously with the closing of the Public Offering. Such warrants have been cancelled.

Registration Rights

The holders of the Founder Shares and warrants that may be issued upon conversion of Working Capital Loans or Extension Loan (and any ordinary shares issuable upon the exercise of the Private Placement Warrants or warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Except as described herein, our Sponsor and our directors and executive officers have agreed not to transfer, assign or sell their Founder Shares until the earliest of (A) one year after the completion of our Business Combination and (B) subsequent to our Business Combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 120 days after our Business Combination, or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. Any permitted transferees will be subject to the same restrictions and other agreements of our Sponsor with respect to any Founder Shares.

Director Independence

Currently, we have no directors that would be considered an “independent director” under the listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Aloba Awomolo & Partners (“AAP”), our independent registered public accounting firm, for services rendered during the fiscal years ended March 31, 2025 and March 31, 2024.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings.

For the fiscal year ended March 31, 2025, the aggregate fees billed by AAP for professional services rendered for the audit of our annual financial statements and the review of interim financial information included in our Forms 10-Q totalled approximately $30,000, excluding applicable taxes.

For the fiscal year ended March 31, 2024, the aggregate fees billed by AAP for professional services rendered primarily for the review of interim financial information included in our Forms 10-Q totalled approximately $15,000, excluding applicable taxes.

The above amounts include interim review procedures and audit-related services performed in connection with SEC reporting requirements.

Audit-Related Fees

We did not pay AAP any audit-related fees during the fiscal years ended March 31, 2025 or March 31, 2024.

Tax Fees

We did not pay AAP for tax compliance, tax planning or tax advisory services during the fiscal years ended March 31, 2025 or March 31, 2024.

All Other Fees

We did not pay AAP for any other services during the fiscal years ended March 31, 2025 or March 31, 2024.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. In recognition of this responsibility, the audit committee shall review and, in its sole discretion, pre-approve all audit and permitted non-audit services to be provided by the independent auditors as provided under the audit committee charter.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).
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
4.4

Warrant Agreement, dated November 30, 2021, by and between the Company and Continental (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

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

10.3

Investment Management Trust Agreement, dated November 30, 2021, by and between the Company and Continental (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021)).

10.4

Registration Rights Agreement, dated November 30, 2021, by and among the Company, the Sponsor and certain securityholders (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).

10.5	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, as filed with the SEC on December 6, 2021).
10.6	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 16, 2023).
10.7

Amendment to the Investment Management Trust Agreement, dated May 23, 2023, by and between the Company and Continental (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, as filed with the SEC on May 30, 2023).

10.8	Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report as filed with the SEC on July 14, 2025).
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1*	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERMONT VALLEY ACQUISITION CORP

February 5, 2026	/s/ Wei Qian
	Name:	Wei Qian
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wei Qian	Chairman and Chief Executive Officer	February 5, 2026
Wei Qian	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Brian Coad	Director	February 5, 2026
Brian Coad

PIERMONT VALLEY ACQUISITION CORP

ALOBA, AWOMOLO & PARTNERS (Chartered Accountants) Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria Tel: 08055439586, 08034725835
Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Piermont Valley Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Piermont Valley Acquisition Corp (the “Company”) as of March 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended, including the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination within a specified period. If the Company is unable to complete a business combination within the required timeframe, it will be required to liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

January 21, 2026

PIERMONT VALLEY ACQUISITION CORP

BALANCE SHEETS

	For the Year Ended March 31, 2025	For the Year Ended March 31, 2024
ASSETS:
Current assets:
Cash	$1,611	$184,733
Due from Sponsor	-	-
Prepaid expenses	2,798	-
Other current asset	-	-
Total current assets	4,409	184,733
Cash and cash equivalents held in trust	2,382,346	13,483,034
Other assets	-
Deferred offering costs	-
Total Assets	$2,386,755	$13,667,767

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accrued expenses	$462,267	$725,472
Accrued offering costs	-	71,813
Advances from related party	64,056	-
Note payable - sponsor	1,471,195	1,360,000
Total current	1,997,518	2,157,285
Warrant liability - private warrants	27,449	580,760
Warrant liability - public warrants	16,307	579,240
Forward purchase liability	-	-
Deferred underwriting compensation	-	-
Total liabilities	2,041,274	3,317,285

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,986 and 1,211,731 shares at redemption value of approximately $11.62 and $11.13 per share as of March 31, 2025 and March 31, 2024 respectively	2,382,346	13,483,034
Shareholder's Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding (1)	-	-
Additional paid-in capital	-	-
Accumulated deficit	(2,037,440)	(3,133,127)
Total Shareholder's Deficit	(2,036,865)	(3,132,552)
Total Liabilities and Shareholder's Deficit	$2,386,755	$13,667,767

(1) During fiscal year 2024, 5,749,999 Class B ordinary shares were converted on a one-for-one basis into Class A ordinary shares in accordance with the Company’s amended and restated memorandum and articles of association. As a result of this conversion, such shares were reclassified from Class B to Class A. As of December 31, 2024 and 2025, 1 Class B ordinary share remained issued and outstanding.

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	March 31, 2025	March 31, 2024
EXPENSES
Formation and operating costs	$298,096	$1,285,604
TOTAL EXPENSES	298,096	1,285,604

OTHER INCOME / (EXPENSES)
Interest income	541,412	3,400,607
Transaction costs allocable to warrant liability	-	-
Change in fair value of forward purchase liability	-	864,223
Extinguishment of debt	277,539	951,440
Change in fair value of warrant liability	1,116,244	756,320
TOTAL OTHER INCOME	1,935,195	5,972,590

Net income	$1,637,099	$4,686,986

Weighted average shares outstanding, basic and diluted	1,126,227	6,706,870
Basic and diluted net income per class A redeemable ordinary share	$0.24	$0.38

Weighted average shares outstanding, basic and diluted	5,749,999	4,917,349
Basic and diluted net income per class A non-redeemable ordinary share	$0.24	$0.38

Weighted average shares outstanding, basic and diluted	1	832,651
Basic and diluted net income per class B ordinary share	$0.24	$0.38

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2024	1	-	5,749,999	575	(3,133,127)	(3,132,552)
Current period Accretion	-	-	-	-	(541,412)	(541,412)
Net income	-	-	-	-	1,637,099	1,637,099
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)

FOR THE YEAR ENDED MARCH 31, 2024

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2023	5,750,000	$575	-	$-	$(12,019,506)	$(12,018,931)
Current period Accretion	-	-	-	-	(3,850,607)	(3,850,607)
Transfer of class B ordinary shares to class A ordinary shares (1)	(5,749,999)	(575)	5,749,999	575	-	-
Waived Underwriting Fee (2)	-	-	-	-	8,050,000	8,050,000
Net income	-	-	-	-	4,686,986	4,686,986
Balance – March 31, 2024	1	$-	5,749,999	$575	$(3,133,127)	$(3,132,552)

(1)

During fiscal year 2024, 5,749,999 Class B ordinary shares were converted on a one-for-one basis into Class A ordinary shares in accordance with the Company’s amended and restated memorandum and articles of association. As a result of this conversion, such shares were reclassified from Class B to Class A. As of December 31, 2024 and 2025, 1 Class B ordinary share remained issued and outstanding.

(2)

In connection with a change in sponsor during fiscal year 2024, the Company’s deferred underwriting commission of $8,050,000 was waived pursuant to amended underwriting arrangements. The related deferred underwriting liability was extinguished and recorded as a capital transaction, with no impact on the Company’s statements of operations.

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	March 31, 2025	March 31, 2024
Cash Flows from Operating Activities:
Net income	$1,637,099	$4,686,986
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of fpa	-	(864,223)
Loss (gain) on change in fair value of derivative liabilities	(1,116,244)	(756,320)
Interest income	(541,412)	(3,400,607)
Changes in operating assets and liabilities:
Prepaid expenses	(2,799)	141,872
Other current assets	-	10,000
Accounts payable and accrued expenses	(335,017)	166,742
Net Cash Used In Operating Activities	(358,373)	(15,550)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	-	(450,000)
Cash withdrawn Trust Account	-	230,809,584
Net Cash Provided By Investing Activities	-	230,359,584

Cash Flows From Financing Activities:
Proceeds from note payable and advances from related party	111,195	-
Payment of redemption of shares	-	(230,809,584)
Proceeds from related party advances	64,056	-
Proceeds from promissory note	-	560,000
Net Cash Provided By / (Used In) Financing Activities	175,251	(230,249,584)

Net change in cash	(183,122)	94,450

Cash - Beginning of period	184,733	90,283

Cash - Ending of period	$1,611	$184,733

Supplemental Schedule of Non-Cash Financing Activities:
Waived Underwriting Fee	-	(8,050,000)
Remeasurement adjustment	$541,412	$3,400,607

The accompanying notes are an integral part of the financial statements

PIERMONT VALLEY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Piermont Valley Acquisition Corp (Formerly Capitalworks Emerging Markets Acquisition Corp) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). We have reviewed, and continue to review, a number of opportunities to enter into a Business Combination with an operating business, but we are not able to determine at this time whether we will complete a Business Combination with any of the target businesses that we have reviewed or with any other target business. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of March 31, 2025, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2025 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

On May 12, 2021, CEMAC Sponsor LP purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share.

On December 3, 2021, the Company consummated an initial public offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments, at a price of $10.00 per Unit generating gross proceeds of $230.0 million before underwriting discounts and expenses (the “Public Offering”). Each “Unit” consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Only whole Public Warrants may be exercised and no fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants may be traded.

Simultaneously with the closing of the Public Offering, the Company completed the private sale of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to CEMAC Sponsor LP, at a price of $1.00 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Company entered into the Forward Purchase Agreement, as amended, with Camber Base, LLC, an affiliate of Brown University (the “Forward Purchase Investor”) pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Investor has agreed that it, and any of its subsidiaries or affiliates will not redeem any Class A Ordinary Shares held by any of them in connection with the Initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The purchase of the Forward Purchase Units may be made regardless of whether any of our Class A Ordinary Shares are redeemed by our Public Shareholders and are intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company.

On March 1, 2023, the Company entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), the Prior Sponsor, in the capacity as the representative from and after the effective time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”).

On May 18, 2023 and May 22, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,399,737 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, CEMAC Partners agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until June 3, 2025 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until March 3, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

On May 23, 2023, the Company held an extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, with up to three optional additional extensions by an additional month each time, at the option of our board of directors, until March 3, 2024 (the “First Extension”). In connection with the First Extension, shareholders holding 18,751,603 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $197.2 million was removed from our Trust Account to pay such holders.

On February 27, 2024, in connection with the extension of the date by which the Company was required to consummate an initial business combination, the Company entered into non-redemption agreements with certain unaffiliated investors. Under these agreements, such investors agreed not to redeem their public shares, and the sponsor agreed to forfeit up to 307,500 founder shares, with a corresponding number of Class A ordinary shares to be issued to the participating investors.

On February 29, 2024, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2024 to March 3, 2025, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On March 22, 2024, the parties to the Lexasure Business Combination Agreement entered into a Termination and Release Agreement pursuant to which they agreed to terminate the Lexasure Business Combination Agreement and the transactions contemplated thereby.

On April 19, 2024, CEMAC Sponsor LP entered into a securities purchase agreement with Vikasati Partners, pursuant to which, among other things, Vikasati would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from CEMAC Sponsor LP, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

On June 10, 2024, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as the Company was not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or March 5, 2024, as required under Nasdaq Listing Rule IM-5101-2 (the “Rule”), the Company did not comply with the Rule and its securities were subject to delisting. In that regard, the Staff determined that the Company’s securities would be delisted from trading on Nasdaq and suspended at the opening of business on April 29, 2024. The Notice indicated that the Company had the right to appeal the Staff’s determination to a hearings panel. However, pursuant to Nasdaq Listing Rule5815(c)(1)(H), in the case of a company whose business plan is to complete one or more acquisitions, such as the Company, where the Notice is based on a failure to satisfy the requirement of the Rule to consummate a business combination within 36 months, the panel may only reverse the delisting decision where there has been a factual error applying the Rule. Based on the foregoing, the Company decided not to appeal the suspension.

On February 28, 2025, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,066,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $ 10.91. As a result, approximately $ 11.64 million was removed from our Trust Account to pay such holders.

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, Vikasati Partners LLC and Valleypark Road, LLC entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to the Purchaser an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) the Company, the Purchaser and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Purchaser the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by CEMAC Sponsor LP at the time of the IPO.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $1,611 was held outside of the Trust Account on March 31, 2025 and available for working capital purposes.

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

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to the Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor (the “Founder Conversion”). The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

Going Concern Consideration

As of March 31, 2025, the Company had cash of $1,611 and a working capital deficit of $1,993,109. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Risks and Uncertainties

Various social and political circumstances in the United States and around the world (including wars and other forms of conflict, including rising trade tensions between the United States and China, and other uncertainties regarding actual and potential shifts in the United States and foreign, trade, economic and other policies with other countries, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes and global health epidemics) may contribute to increased market volatility and economic uncertainties or deterioration in the United States and worldwide. This market volatility could adversely affect the Company’s ability to complete a Business Combination. In response to the conflict between nations, the United States and other countries have imposed sanctions or other restrictive actions against certain countries. Any of the above factors, including sanctions, export controls, tariffs, trade wars and other governmental actions, could have a material adverse effect on the Company’s ability to complete a Business Combination and the value of the Company’s securities.

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of issuance of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully

The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $1,611 and $ 184,733 as of March 31, 2025 and 2024, respectively.

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

At March 31, 2025 and 2024, the Company had approximately $2.38 million and $13.48 million in investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2025 and 2024, 204,986 and 1,211,731 Class A ordinary shares subject to possible redemption in the amount of $ 2,382,346 and $ 13,483,034 respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of March 31, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $541,411. As of March 31, 2024, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against additional paid-in capital and accumulated deficit of approximately $3.8 million.

At March 31, 2025 and 2024, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	$234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	-	5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269)	(230,809,584)
Plus:
Current period remeasurement of carrying value to redemption value		3,850,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	$13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745)	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value	-	541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	$2,382,346

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

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended March 31, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	268,133	1,368,966	0
Basic and diluted weighted average shares outstanding	1,126,227	5,749,999	1
Basic and diluted net income per share	$0.24	$0.24	$0.24

	Year Ended March 31, 2024
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	2,523,508	1,850,187	313,291
Basic and diluted weighted average shares outstanding	6,706,870	4,917,349	832,651
Basic and diluted net income per share	$0.38	$0.38	$0.38

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Due from Sponsor

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of March 31, 2025 and 2024, there was $0 due to the Company from the Sponsor as shown on the balance sheets.

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

On February 1, 2023, the Company entered into the Loan Agreement, dated February 1, 2023, by and between the Company and the Sponsor with respect to the Working Capital Loan the Sponsor made to the Company of up to $1,500,000 (the “WCL Agreement”). As of March 31, 2025, the Company had borrowed $1,471,195 and had $28,805 available to it under the WCL Agreement.

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

On February 28, 2025, the Company held another Extraordinary Meeting, at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2026, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2026.

Lexasure Loans

Pursuant to the First Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. This First Lexasure Loan is unsecured and interest free. In connection with the First Lexasure Loan, at the closing of the Lexasure Business Combination or an Alternative Closing, the Sponsor had agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the First Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company would repay the First Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the First Lexasure Loan was cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the First Financials Side Letter would reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

Pursuant to the Second Financials Side Letter, the Company has agreed to forbear from enforcing its rights to terminate the Lexasure Business Combination Agreement pursuant to certain termination provisions thereunder, until either December 15, 2023, or December 31, 2023, depending on whether it relates to the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, respectively. In exchange for this forbearance, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and related expenses such as the filing of an additional Quarterly Report on Form 10-Q and the renewal of the Company’s D&O insurance, up to a maximum of $400,000. This Second Lexasure Loan was unsecured and interest free. In connection with the Second Lexasure Loan, the Sponsor had agreed to transfer a number of Class B ordinary shares to Lexasure or its designee, equal to the amount not returned to Lexasure from the escrow divided by $10.00 per share regardless of whether the closing of the Lexasure Business Combination occurs. The Company would have repaid the Second Lexasure Loan directly to Lexasure at the closing of the Lexasure Business Combination. In the event of the termination of the Lexasure Business Combination Agreement for any reason, the Second Lexasure Loan was cancelled and no amounts were owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Second Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

As of March 31, 2025, the Company had borrowed $0 under the First Lexasure Loan and Second Lexasure Loan.

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

Vendor Agreements

As of March 31, 2025, the Company had incurred unpaid legal fees of $ 369,170 which are included in accrued expenses on the accompanying balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2025 and 2024, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2025 and 2024, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,986 and 1,211,731 Class A ordinary shares subject to redemption as of March 31, 2025 and 2024 respectively.

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

On February 29, 2024, the Company held another extraordinary general meeting at which its shareholders approved the proposal to further extend the date by which the Company must consummate a business combination to March 3, 2025 (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A ordinary shares exercised their right to redeem such shares at a redemption price of approximately $11.07 per share, resulting in a withdrawal of approximately $33,616,850 from the Trust Account.

On February 28, 2025, the Company held an extraordinary general meeting at which its shareholders approved an additional extension of the date by which the Company must consummate a business combination to March 3, 2026 (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,066,745 Class A ordinary shares exercised their right to redeem such shares. The aggregate redemption amount withdrawn from the Trust Account was approximately $11,642,099, based on a redemption price of approximately $10.91 per share.

Following these redemptions, a total of 204,986 Class A ordinary shares remained outstanding as of March 31, 2025. These remaining public shares were ultimately redeemed in August 2025, when the Trust Account was fully depleted pursuant to a wire transfer to Continental Stock Transfer & Trust Company in connection with the final liquidation of the Trust.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2025 and 2024, there were 1 Class B ordinary shares issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of March 31, 2025 and 2024, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2025	March 31, 2024
Assets:
Investments held in Trust Account	1	$2,382,346	$13,483,034
Liabilities:
Warrant liability – Private Placement Warrants	2	$27,449	$580,760
Warrant liability – Public Warrants	1	$16,307	$579,240

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of March 31, 2025 and 2024, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at March 31, 2025 and 2024, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of March 31, 2025 and 2024, the warrant derivative liability was $43,756 and $1,160,000, respectively.

NOTE 10 — Re-Presentation of Previously Issued Annual Financial Statements

To provide a complete set of annual financial information and to bring the Company current in its SEC reporting obligations, this Annual Report on Form 10-K also includes audited comparative consolidated financial statements for the fiscal years ended March 31, 2024 and 2023. These financial statements are presented without accompanying notes, as the related disclosures were included in the Company’s prior filings. No changes have been made to these previously issued financial statements.

PIERMONT VALLEY ACQUISITION CORP

ALOBA, AWOMOLO & PARTNERS (Chartered Accountants) Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo State, Nigeria Tel: 08055439586, 08034725835
Email: audits@alobaawomolo.org; alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Piermont Valley Acquisition Corp

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Piermont Valley Acquisition Corp (the “Company”) as of March 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended, including the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is a special purpose acquisition company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination within a specified period. If the Company is unable to complete a business combination within the required timeframe, it will be required to liquidate and dissolve. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Aloba, Awomolo & Partners – PCAOB ID #7275

We have served as the Company’s auditor since 2025.

Ibadan, Nigeria

January 21, 2026

PIERMONT VALLEY ACQUISITION CORP.

BALANCE SHEETS

	For the Year Ended March 31, 2024	For the Year Ended March 31, 2023
ASSETS:
Current assets:
Cash	$184,733	$90,283
Prepaid expenses	-	141,872
Other current asset	-	10,000
Total current assets	184,733	242,155
Cash and cash equivalents held in trust	13,483,034	240,442,010
Total Assets	$13,667,767	$240,684,165

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accrued expenses	$725,472	$558,730
Accrued offering costs	71,813	71,813
Note payable - sponsor	1,360,000	800,000
Total current	2,157,285	1,430,543

Warrant liability - private warrants	580,760	966,420
Warrant liability - public warrants	579,240	949,900
Forward purchase liability	-	864,223
Deferred underwriting compensation	-	8,050,000
Total liabilities	3,317,285	12,261,086

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 1,211,731 and 23,000,000 shares at redemption value of approximately $11.13 and $10.45 per share as of March 31, 2024, and March 31, 2023 respectively	13,483,034	240,442,010
Shareholder's Deficit:
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding as of March 31, 2024 and no shares issued and outstanding as of March 31, 2023.	575	-
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding as of March 31, 2024 and 5,750,000 shares issued and outstanding as of March 31, 2023 (1)	-	575
Accumulated deficit	(3,133,127)	(12,019,506)
Total Shareholder's Deficit	(3,132,552)	(12,018,931)
Total Liabilities and Shareholder's Deficit	$13,667,767	$240,684,165

(1) During fiscal year 2024, 5,749,999 Class B ordinary shares were converted on a one-for-one basis into Class A ordinary shares in accordance with the Company’s amended and restated memorandum and articles of association. As a result of this conversion, such shares were reclassified from Class B to Class A. As of December 31, 2024 and 2025, 1 Class B ordinary share remained issued and outstanding.

The accompanying notes are an integral part of these financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	March 31, 2024	March 31, 2023

EXPENSES
Administration fee - related party	$-	$(240,000)
Formation and operating costs	(1,285,604)	(2,280,815)
TOTAL EXPENSES	(1,285,604)	(2,520,815)

OTHER INCOME / (EXPENSES)
Interest income	3,400,607	5,825,601
Change in fair value of forward purchase liability	864,223	(593,795)
Extinguishment of debt	951,440	-
Change in fair value of warrant liability	756,320	2,259,680
TOTAL OTHER INCOME	5,972,590	7,491,486

Net income	$4,686,986	$4,970,671

Weighted average shares outstanding, basic and diluted	6,706,589	9,998,396
Basic and diluted net income per class A redeemable ordinary share	$0.38	$0.18

Weighted average shares outstanding, basic and diluted	4,917,349	-
Basic and diluted net income per class A non-redeemable ordinary share	$0.38	$-

Weighted average shares outstanding, basic and diluted	832,651	5,750,000
Basic and diluted net income per class B ordinary share	$0.38	$0.00

The accompanying notes are an integral part of these financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2024

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2023	5,750,000	$575	-	$-	$(12,019,506)	$(12,018,931)
Current period Accretion	-	-	-	-	(3,850,607)	(3,850,607)
Transfer of class B ordinary shares to class A ordinary shares (1)	(5,749,999)	(575)	5,749,999	575	-	-
Waived Underwriting Fee (2)	-	-	-	-	8,050,000	8,050,000
Net income	-	-	-	-	4,686,986	4,686,986
Balance – March 31, 2024	1	$-	5,749,999	$575	$(3,133,127)	$(3,132,552)

FOR THE YEAR ENDED MARCH 31, 2023

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2022	5,750,000	$575	-	$-	$(11,164,576)	$(11,164,001)
Current period Accretion	-	-	-	-	(5,825,602)	(5,825,602)
Net income	-	-	-	-	4,970,671	4,970,671
Balance – March 31, 2023	5,750,000	$575	-	$-	$(12,019,506)	$(12,018,931)

(1)

During fiscal year 2024, 5,749,999 Class B ordinary shares were converted on a one-for-one basis into Class A ordinary shares in accordance with the Company’s amended and restated memorandum and articles of association. As a result of this conversion, such shares were reclassified from Class B to Class A. As of December 31, 2024 and 2025, 1 Class B ordinary share remained issued and outstanding.

(2)

In connection with a change in sponsor during fiscal year 2024, the Company’s deferred underwriting commission of $8,050,000 was waived pursuant to amended underwriting arrangements. The related deferred underwriting liability was extinguished and recorded as a capital transaction, with no impact on the Company’s statements of operations.

The accompanying notes are an integral part of these financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	ended	ended
	March 31, 2024	March 31, 2023

Cash Flows from Operating Activities:
Net income	$4,686,986	$4,970,671
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of fpa	(864,223)	593,795
Loss (gain) on change in fair value of derivative liabilities	(756,320)	(2,259,680)
Interest income	(3,400,607)	(5,825,601)
Changes in operating assets and liabilities:
Prepaid expenses	141,872	259,080
Other current assets	10,000	98,999
Accounts payable and accrued expenses	166,742	458,758
Net Cash Used In Operating Activities	(15,550)	(1,703,978)

Cash Flows from Investing Activities:
Cash deposited into Trust Account	(450,000)	-
Cash withdrawn Trust Account	230,809,584	-
Net Cash Provided by Investing Activities	230,359,584	-

Cash Flows from Financing Activities:
Payment of redemption of shares	(230,809,584)	-
Proceeds from promissory note	560,000	800,000
Due from Sponsor	-	25,000
Net Cash (Used in) / Provided by Financing Activities	(230,249,584)	825,000

Net change in cash	94,450	(878,978)
Cash - Beginning of period	90,283	969,261
Cash - Ending of period	$184,733	$90,283

Supplemental Schedule of Non-Cash Financing Activities:
Waived Underwriting Fee	$(8,050,000)	$-
Remeasurement adjustment	3,850,607	3,305,210

The accompanying notes are an integral part of these financial statements.

NOTE 11 — QUARTERLY FINANCIAL DATA (UNAUDITED)

The Company has not filed Quarterly Reports on Form 10-Q for the fiscal quarters ended June 30, 2024, September 30, 2024 and December 31, 2024. Accordingly, the unaudited condensed consolidated financial statements for these quarters are included below in lieu of separate Form 10-Q filings. These quarterly financial statements have been prepared on the same basis as the annual consolidated financial statements.

PIERMONT VALLEY ACQUISITION CORP

QUARTERLY CONSOLIDATED UNAUDITED BALANCE SHEETS

	For the Quarter ended June 30, 2024	For the Quarter ended September 30, 2024	For the Quarter ended December 31, 2024
ASSETS:
Current assets:
Cash	117,002	61,645	22,913
Prepaid expenses	-	-	3,730
Total current assets	117,002	61,645	26,643
Cash and cash equivalents held in trust	13,636,985	13,792,121	13,927,128
Total Assets	13,753,987	13,853,766	13,953,771

LIABILITIES AND SHAREHOLDERS' DEFICIT
Accrued expenses	786,295	787,578	816,612
Accrued offering costs	71,813	71,813	71,813
Advances from related party	42,780	42,780	47,560
Note payable - sponsor	1,360,000	1,360,000	1,360,000
Total current liabilities	2,260,888	2,262,171	2,295,985
Warrant liability - private warrants	350,760	219,954	269,439
Warrant liability - public warrants	345,240	212,159	262,504
Total liabilities	2,956,888	2,694,284	2,827,928

Commitments and contingencies
Class A ordinary shares subject to possible redemption, 1,211,731 shares at redemption value as of June 30, 2024, September 30, 2024 and December 31, 2024 respectively.	13,636,985	13,792,121	13,927,128
Shareholder's Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 issued and outstanding	575	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	-	-	-
Additional paid-in capital
Accumulated deficit	(2,840,461)	(2,633,214)	(2,801,860)
Total Shareholder's Deficit	(2,839,886)	(2,632,639)	(2,801,285)
Total Liabilities and Shareholder's Deficit	13,753,987	13,853,766	13,953,771

PIERMONT VALLEY ACQUISITION CORP

QUARTERLY CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	For the Three Months ended June 30, 2024	For the Three Months Ended September 30, 2024	For the Six Months Ended September 30, 2024	For the Three Months Ended December 31, 2024	For the Nine Months Ended December 31, 2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

EXPENSES
Formation and operating costs	$171,334	$56,640	$227,974	$68,815	$296,790
TOTAL EXPENSES	171,334	56,640	227,974	68,815	296,790
OTHER INCOME
Interest income	153,952	155,137	309,088	135,007	444,095
Change in fair value of warrant liability	464,000	263,887	727,887	(99,830)	628,057
TOTAL OTHER INCOME	617,952	419,024	1,036,975	35,177	1,072,152

Net income/(loss)	$446,618	$362,384	$809,001	$(33,638)	$775,362

Weighted average shares outstanding, basic and diluted	1,211,731	1,211,731	1,211,731	1,211,731	1,211,731
Basic and diluted net income/(loss) per class A redeemable ordinary share	$0.06	$0.05	$0.12	$(0.00)	$0.11
Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999	5,749,999	5,749,999	5,749,999
Basic and diluted net income/(loss) per class A non-redeemable ordinary share	$0.06	$0.05	$0.12	$(0.00)	$0.11
Weighted average shares outstanding, basic and diluted	1	1	1	1	1
Basic and diluted net income/(loss) per class B ordinary share	$0.06	$0.05	$0.12	$(0.00)	$0.11

PIERMONT VALLEY ACQUISITION CORP

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended June 30, 2024	For the Six Months Ended September 30, 2024	For the Nine Months Ended December 31, 2024
Cash Flows from Operating Activities:
Net income	$446,618	$809,001	$775,362
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of derivative liabilities	(464,000)	(727,887)	(628,057)
Interest income	(153,952)	(309,088)	(444,095)
Changes in operating assets and liabilities:
Prepaid expenses	-	-	(3,730)
Accounts payable and accrued expenses	60,823	62,106	91,140
Net Cash Used In Operating Activities	(110,511)	(165,868)	(209,380)

Cash Flows from Investing Activities:
Net Cash Used in Investing Activities	-	-	-

Cash Flows from Financing Activities:
Proceeds from related party advances	42,780	42,780	47,560
Net Cash Provided by Financing Activities	42,780	42,780	47,560

Net change in cash	(67,731)	(123,088)	(161,820)
Cash - Beginning of period	184,733	184,733	184,733
Cash - Ending of period	$117,002	$61,645	$22,913
Supplemental Schedule of Non-Cash Financing Activities:
Remeasurement adjustment	$153,952	$309,088	$444,095

NOTE 12 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that the following events require disclosure:

Effective as of July 11, 2025, Vikasati Partners LLC and Valleypark Road, LLC entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to the Purchaser an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) we , the Purchaser and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Purchaser the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by CEMAC Sponsor LP at the time of the IPO.

Effective as of August 14, 2025, our Board of Directors dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Effective as of August 15, 2025, our Board of Directors approved the appointment of Aloba, Awomolo & Partners (“Aloba”) as our independent registered public accounting firm. Marcum’s audit reports on our financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for a paragraph relating to substantial doubt about our ability to continue as a going concern. During the two most recent fiscal years ended March 31, 2023 and 2022 and the subsequent interim period through August 14, 2025, there were no disagreements or reportable events between us and Marcum, except that, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we identified a material weakness in internal control over financial reporting related to the accounting for complex financial instruments and the restatement of previously issued financial statement

On August 14, 2025, Valleypark Road, LLC (“Valleypark”) agreed to loan to us up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note (the “Note”) payable upon the consummation of a business combination. Upon consummation of a business combination, Valleypark will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants, with each warrant entitling the holder to purchase one Class A ordinary share at a conversion price of $1.50 per share, which warrants will be identical to the private placement warrants sold concurrently with our initial public offering. If we do not consummate a business combination, the Note will not be repaid and all amounts owed under the Note will be forgiven, except to the extent we have funds available outside the Trust Account.

As of the date these financial statements were available to be issued, the Company had not consummated an initial business combination. As a result, the forfeiture and issuance provisions contained in previously executed non-redemption agreements were not triggered, and no Class B ordinary shares were surrendered or forfeited, nor were any new Class A ordinary shares issued under such agreements.

Following the Nasdaq delisting, the Company’s securities have been quoted on the over-the-counter market, including on the OTC Markets Group’s Expert Market, where quotations are limited to unsolicited broker-dealer quotes and are not publicly displayed.

Management concluded that no other subsequent events occurred after March 31, 2025 that would require adjustment to, or disclosure in, the accompanying financial statements.

