Form 10-Q
period 2025-06-30
Piermont Valley Acquisition Corp
filed 2026-02-20
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

Commission File Number: 001-41108

PIERMONT VALLEY ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1598114
(State or other jurisdiction	(IRS Employer
of incorporation or organization)	Identification Number)

732 S. 6th Street, #5386, Las Vegas, Nevada	89101
(Address of principal executive offices)	(Zip code)

(929) 792-5788

(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share and one-half of one redeemable warrant	CMCAU	NONE
Class A Ordinary Shares, par value $0.0001 per share	CMCAF	NONE
Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	CMCAW	NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

As of February 19, 2026, there were 5,952,885 Class A ordinary shares, par value $0.0001 per share, of the Registrant and 1 Class B ordinary share, par value $0.0001 per share, of the Registrant issued and outstanding.

Part I - Financial Information

Item 1 – Financial Statements

PIERMONT VALLEY ACQUISITION CORP.

BALANCE SHEETS

	June 30, 2025	March 31, 2025
ASSETS:
Current assets:
Cash	$-	$1,611
Prepaid expenses	1,865	2,798
Total current assets	1,865	4,409

Cash and cash equivalents held in trust	2,403,485	2,382,346
Total Assets	2,405,350	2,386,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$469,666	$462,267
Advances from related party	88,053	64,056
Note payable - sponsor	1,471,195	1,471,195
Total current	2,028,914	1,997,518

Warrant liability - private warrants	460,000	27,449
Warrant liability - public warrants	468,000	16,307
Total liabilities	2,956,914	2,041,274

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,986 shares at redemption value as of June 30, 2025 and March 31, 2025 respectively	2,403,485	2,382,346

Shareholder's Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	-	-
Accumulated deficit	(2,955,624)	(2,037,440)
Total Shareholder's Equity	(2,955,049)	(2,036,865)
Total Liabilities and Shareholder's Equity	$2,405,350	$2,386,755

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024
EXPENSES
Formation and operating costs	$33,940	$171,334

TOTAL EXPENSES	33,940	171,334

OTHER INCOME
Interest income	21,139	153,952
Change in fair value of warrant liability	(884,244)	464,000
TOTAL OTHER INCOME	(863,105)	617,952
Net income/(loss)	$(897,045)	$446,618

Weighted average shares outstanding, basic and diluted	204,986	1,211,731

Basic and diluted net loss per class A redeemable ordinary share	$(0.15)	$0.01

Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999

Basic and diluted net loss per class A non-redeemable ordinary share	$(0.15)	$0.07

Weighted average shares outstanding, basic and diluted	1	1

Basic and diluted net loss per class B ordinary share	$(0.15)	$0.01

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS JUNE 30, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)
Current period Accretion					(21,139)	(21,139)
Net loss					(897,045)	(897,045)
Balance – June 30, 2025	1	$-	5,749,999	$575	$(2,955,624)	$(2,955,049)

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS JUNE 30, 2024

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance – March 31, 2024	1	$-	5,749,999	$575	$(3,133,127)	$(3,132,552)
Current period Accretion					(153,952)	(153,952)
Net income					446,618	446,618
Balance – June 30, 2024	1	$-	5,749,999	$575	$(2,840,461)	$(2,839,886)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024
Cash Flows From Operating Activities:
Net income/(loss)	$(897,045)	$446,618
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of derivative liabilities	884,244	(464,000)
Interest income	(21,139)	(153,952)
Dividend Income
Changes in operating assets and liabilities:
Prepaid expenses	933
Accounts payable and accrued expenses	7,399	60,823
Net Cash Provided By (Used In) Operating Activities	(25,608)	(110,511)

Cash Flows From Investing Activities:
Purchase of property and equipment	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from note payable and advances from related party	23,997	42,780
Net Cash Provided By Financing Activities	23,997	42,780

Net change in cash	(1,611)	(67,731)

Cash - Beginning of period	1,611	184,733

Cash - Ending of period	$-	$117,002

Supplemental Schedule of Non-Cash Financing Activities:
Remeasurement adjustment	$21,139	$(153,952)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through June 30, 2025 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

On March 1, 2023, the Company entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), CEMAC Sponsor LP, in the capacity as the representative from and after the effective time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”).

On May 18, 2023 and May 22, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with CEMAC Sponsor LP, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,399,737 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In exchange for these commitments from the Investors, CEMAC Sponsor LP agreed to transfer to the Investors (i) an aggregate of up to 1,000,000 Class B ordinary shares in connection with an extension until June 3, 2025 and (ii) to the extent our board of directors agrees to further extend the date up to three times by an additional month each time until March 3, 2024 to consummate its Business Combination, an aggregate of up to 1,500,000 Class B ordinary shares, which includes the Class B ordinary shares referred to in clause (i), in each case, on or promptly after the consummation of the Business Combination.

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

On February 27, 2024, in connection with the extension of the date by which the Company was required to consummate an initial business combination, the Company entered into non-redemption agreements with certain unaffiliated investors. Under these agreements, such investors agreed not to redeem their public shares, and CEMAC Sponsor LP agreed to forfeit up to 307,500 founder shares, with a corresponding number of Class A ordinary shares to be issued to the participating investors. These arrangements were intended to support the maintenance of the minimum number of public shares required in connection with the extension.

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

On April 19, 2024, CEMAC Sponsor LP entered into a securities purchase agreement with Vikasati Partners LLC (“Vikasati Partners” and together with CEMAC Sponsor LP, the “Prior Sponsors”), pursuant to which, among other things, Vikasati Partners would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from CEMAC Sponsor LP, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “warrants”) to CEMAC Sponsor LP at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the full exercise of the over-allotment option, CEMAC Sponsor LP purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000.

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

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), the Company has instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) and any Public Shares held by them have agreed to vote in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

The holders of the Founder Shares have agreed (a) to waive their redemption rights with respect to any Founder Shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Charter (i) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

The Company originally had a 27-month period, from the closing of the Initial Public Offering to March 3, 2024 (or such earlier date as determined by the Company’s Board of Directors (the “Board”)) as extended by the Extension (as defined in Note 10), unless further extended pursuant to the Charter, to consummate a Business Combination (the “Combination Period”). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The holders of the Founder Shares have agreed to waive their rights to liquidating distributions from the Trust Account with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if they or any of their affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Prior Sponsors have agreed that they will be liable to the Company if and to the extent any claims by a third party (other than the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (1) $10.20 per Public Share and (2) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.20 per Public Share, due to reductions in the value of trust assets, in each case net of the interest that may be withdrawn to pay taxes. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Prior Sponsors will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Prior Sponsors will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (other than the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account

Redemption and Extension

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with CEMAC Sponsor LP and certain unaffiliated third parties (individually, an “NRA Holder” and collectively, the “NRA Holders”) in exchange for the NRA Holder or NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting (as defined below). In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) CEMAC Sponsor LP (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 Class A ordinary shares (the “NRA Forfeited Shares”) and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

On May 23, 2023, the Company held an extraordinary general meeting of shareholders of the Company (the “2023 Extraordinary Meeting”), at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2024 (the “Extension”). In connection with the vote to approve the Extension, the holders of 18,751,603 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734, in connection with the 2023 Extraordinary Meeting. As a result of the approvals at the 2023 Extraordinary Meeting, the Company deposited into the Trust Account $50,000 per month, or portion thereof, that was needed to complete a Business Combination, for up to an aggregate of $450,000. On June 6, 2023, the first $50,000 was deposited into the Trust Account. On July 3, 2023, August 3, 2023, September 13, 2023, October 11, 2023, November 1, 2023 and December 11, 2023, respectively, the second, third, fourth, fifth, sixth and seventh payments of $50,000 were deposited into the Trust Account. For the information on the subsequent deposits made to the Trust Account, please refer to “Note 10 — Subsequent Events” below.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to CEMAC Sponsor LP, upon the conversion of an equal number of Class B ordinary shares held by CEMAC Sponsor LP (the “Founder Conversion”). The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus.

Going Concern Consideration

As of June 30, 2025, the Company had cash of $0 and a working capital deficit of $2,027,049. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $0 and $1,611 as of June 30, 2025 and March 31, 2025, respectively.

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

At June 30, 2025, and March 31, 2025, the Company had approximately $2.40 and $2.38 million in investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2025 and March 31, 2025, 144,986 Class A ordinary shares subject to possible redemption in the amount of $2,403,485 and $2,382,346 respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of June 30, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $21,139. As of March 31, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $541,411.

At June 30, 2025 and March 31, 2025 the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	$234,616,409
Plus:
Current period remeasurement of carrying value to redemption value		5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269)	(230,809,584)
Plus:
Current period remeasurement of carrying value to redemption value		3,850,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	$13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745)	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value		541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	$2,382,346
Plus:
Current period remeasurement of carrying value to redemption value		21,139
Class A ordinary shares subject to possible redemption – June 30, 2025	204,986	$2,403,485

Net income/(Loss) per share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 23,200,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share (in dollars, except per share amounts):

	3 Month Ended June 30, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net loss	30,879	866,166	-
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net loss per share	$0.15	$0.15	-

	3 Month Ended June 30, 2024
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	15,374	431,244	-
Basic and diluted weighted average shares outstanding	1,211,731	5,749,999	1
Basic and diluted net income per share	$0.01	$0.07	-

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

On December 3, 2021, the underwriters exercised their over-allotment option in full. In connection with the full exercise of the over-allotment option, CEMAC Sponsor LP purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000. As a result of the closing of the Initial Public Offering and the full exercise of the over-allotment option, the Company sold a total of 11,700,000 Private Placement Warrants generating gross proceeds of $11,700,000.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On May 12, 2021, CEMAC Sponsor LP received 5,750,000 of the Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Due to the full exercise of the over-allotment option by the underwriters, these 750,000 shares are no longer subject to forfeiture.

The Prior Sponsors have agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to the Prior Sponsors, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

Due from Prior Sponsor

The Prior Sponsors paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the lenders in excess of the amounts due. As of June 30, 2025 and March 31, 2025, there was $0 due to the Company from the lenders as shown on the balance sheets.

Promissory Note — Related Party

On May 12, 2021, the Company issued an unsecured promissory note to the Prior Sponsors (the “IPO Promissory Note”), pursuant to which the Company may borrow up to an aggregate principal amount of $300,000. The IPO Promissory Note was non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Initial Public Offering. During the period from inception to December 3, 2021, the Company borrowed $280,000 pursuant to the IPO Promissory Note. Such borrowings were repaid in full at the closing of the Initial Public Offering on December 3, 2021. No additional borrowings are allowed under the Promissory Note.

Working Capital Loans

In order to finance transaction costs in connection with a Business Combination, Valleypark or an affiliate of Valleypark, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of a Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On February 1, 2023, the Company entered into the Loan Agreement, dated February 1, 2023, by and between the Company and CEMAC Sponsor LP with respect to the Working Capital Loan CEMAC Sponsor LP made to the Company of up to $1,500,000 (the “WCL Agreement”). As of June 30, 2025, the Company had borrowed $1,471,195 and had $28,805 available to it under the WCL Agreement.

Extension Loan

The Company initially had 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”).

If the Company anticipated that it would not be able to consummate its initial Business Combination within the initial 15 months and was not entitled to an Automatic Extension, it may, by resolution of the Board if requested by the original Sponsor, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to CEMAC Sponsor LP depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, Public Shareholders would not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Charter and the trust agreement entered into between the Company and Continental, as amended, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, CEMAC Sponsor LP or designees, upon ten days’ advance notice prior to the deadline, would have to deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan would be non-interest bearing and payable upon the consummation of the Business Combination. If the Company completes its initial Business Combination, it would, at the option of CEMAC Sponsor LP, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which CEMAC Sponsor LP agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. CEMAC Sponsor LP and its affiliates or designees were not obligated to make any Extension Loan.

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

Lexasure Loans

Pursuant to the First Financials Side Letter, Lexasure agreed to loan the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with the Extension and related expenses such as the filing of an additional Quarterly Report on Form 10-Q, up to a maximum of $600,000 (in the event that the PCAOB audited financial statements of Lexasure and its subsidiaries are not delivered on or before May 1, 2023 and/or the PCAOB reviewed quarterly financial statements of Lexasure and its subsidiaries are not delivered on or before May 7, 2023. This First Lexasure Loan is unsecured and interest free. In connection with the First Lexasure Loan, at the closing of the Lexasure Business Combination or an Alternative Closing, CEMAC Sponsor LP had agreed to transfer a number of ordinary shares to Lexasure or its designee equal to (x) the amount of the First Lexasure Loan that is used by the Company and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. The Company would repay the First Lexasure Loan amount directly to Lexasure at the closing of the Lexasure Business Combination, and in the event of the termination of the Lexasure Business Combination Agreement for any reason, the First Lexasure Loan was cancelled and no amounts shall be owed by the Company, provided that any amounts advanced by Lexasure pursuant to the First Financials Side Letter would reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

Pursuant to the Second Financials Side Letter, the Company has agreed to forbear from enforcing its rights to terminate the Lexasure Business Combination Agreement pursuant to certain termination provisions thereunder, until either December 15, 2023, or December 31, 2023, depending on whether it relates to the PCAOB audited company financials or the PCAOB reviewed quarterly company financials, respectively. In exchange for this forbearance, Lexasure has agreed to loan to the Company reasonable amounts that the Company is obligated to deposit into the Trust Account in connection with extensions and related expenses such as the filing of an additional Quarterly Report on Form 10-Q and the renewal of the Company’s D&O insurance, up to a maximum of $400,000. This Second Lexasure Loan was unsecured and interest free. In connection with the Second Lexasure Loan, CEMAC Sponsor LP had agreed to transfer a number of Class B ordinary shares to Lexasure or its designee, equal to the amount not returned to Lexasure from the escrow divided by $10.00 per share regardless of whether the closing of the Lexasure Business Combination occurs. The Company would have repaid the Second Lexasure Loan directly to Lexasure at the closing of the Lexasure Business Combination. In the event of the termination of the Lexasure Business Combination Agreement for any reason, the Second Lexasure Loan was cancelled and no amounts were owed by the Company, provided that any amounts advanced by Lexasure pursuant to the Second Financials Side Letter shall reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

               The Lexasure Business Combination Agreement was terminated, and accordingly, the First Lexasure Loan and Second Lexasure Loan were cancelled and no amounts are outstanding or available to be drawn thereunder.

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

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee was originally payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the sponsor change transaction, the Company received waivers from the underwriters of the deferred underwriting fees and related rights. Accordingly, no deferred underwriting fees remain payable.

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement, as amended (the “Forward Purchase Agreement”) with Camber Base, LLC (“Camber”) pursuant to which Camber, or any of its subsidiaries or affiliates, may, at the sole written election of Camber, purchase up to $20.0 million units (the “Forward Purchase Units”), for $10.00 per Forward Purchase Unit, in a private placement that would have closed substantially concurrently with the closing of the Business Combination.

In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated, and neither party has any further obligations thereunder.

Vendor Agreements

As of June 30, 2025, the Company had incurred unpaid legal fees of $39,494 which are included in accrued expenses on the accompanying balance sheets.

Consulting Agreements

On November 27, 2022, the Company entered into an agreement with a transactional and strategic advisory firm (the “First Strategic Advisor”) for advisory services in connection with a potential Business Combination. Pursuant to this agreement, the Company would have been required to pay certain fees upon the consummation of a Business Combination.

In connection with the sponsor change transaction, the consulting agreement with the First Strategic Advisor was terminated, and no amounts are payable thereunder.

On February 1, 2023, the Company entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Business Combination.

In connection with the sponsor change transaction, the consulting agreement with the Second Strategic Advisor was terminated, and no shares were issued or are issuable pursuant to the agreement.

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

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) CEMAC Sponsor LP (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

The Lexasure Business Combination Agreement was terminated, and no Business Combination was consummated. Accordingly, the forfeiture and issuance provisions described above were not triggered, and no shares were surrendered, forfeited or issued pursuant to these non-redemption agreements.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2025 and March 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2025 and March 31, 2025, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,986 Class A ordinary shares subject to redemption as of June 30, 2025 and March 31, 2025, respectively.

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

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to CEMAC Sponsor LP upon the Founder Conversion. The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

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

Following these redemptions, a total of 144,986 Class A ordinary shares remained outstanding as of June 30, 2025. These remaining public shares were ultimately redeemed in August 2025, when the Trust Account was fully depleted pursuant to a wire transfer to Continental Stock Transfer & Trust Company in connection with the final liquidation of the Trust.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2025 and March 31, 2025, there were 1 Class B ordinary shares issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2025 and March 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2025	March 31, 2025
Assets:
Investments held in Trust Account	1	$2,403,485	$2,382,346
Liabilities:
Warrant liability – Private Placement Warrants	2	$460,000	$27,449
Warrant liability – Public Warrants	1	468,000	$16,307

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of June 30, 2025 and March 31, 2025, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at June 30, 2025 and March 31, 2025, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

As of June 30, 2025 and March 31, 2025, the warrant derivative liability was $928,000.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that the following events require disclosure:

Effective as of July 11, 2025, the Company, Vikasati Partners and Valleypark entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to Valleypark an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) we , the Purchaser and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Valleypark the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by CEMAC Sponsor LP at the time of the IPO.

Effective as of August 14, 2025, our Board of Directors dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Effective as of August 15, 2025, our Board of Directors approved the appointment of Aloba, Awomolo & Partners (“Aloba”) as our independent registered public accounting firm. Marcum’s audit reports on our financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for a paragraph relating to substantial doubt about our ability to continue as a going concern. During the two most recent fiscal years ended March 31, 2023 and 2022 and the subsequent interim period through August 14, 2025, there were no disagreements or reportable events between us and Marcum, except that, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we identified a material weakness in internal control over financial reporting related to the accounting for complex financial instruments and the restatement of previously issued financial statement.

On August 14, 2025, Valleypark agreed to loan to us up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note (the “Note”) payable upon the consummation of a business combination. Upon consummation of a business combination, Valleypark will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants, with each warrant entitling the holder to purchase one Class A ordinary share at a conversion price of $1.50 per share, which warrants will be identical to the private placement warrants sold concurrently with our initial public offering. If we do not consummate a business combination, the Note will not be repaid and all amounts owed under the Note will be forgiven, except to the extent we have funds available outside the Trust Account.

Management concluded that no other subsequent events occurred after June 30, 2025 that would require adjustment to, or disclosure in, the accompanying financial statements.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

References to the “Company,” “our,” “us” or “we” refer to Piermont Valley Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited financial statements and the notes related thereto. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors.

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

On March 1, 2023, we entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), CEMAC Sponsor LP, in the capacity as the representative from and after the effective time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”).

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

On February 27, 2024, in connection with the extension of the date by which we were required to consummate an initial business combination, we entered into non-redemption agreements with certain unaffiliated investors. Under these agreements, such investors agreed not to redeem their public shares, and CEMAC Sponsor LP agreed to forfeit up to 307,500 founder shares, with a corresponding number of Class A ordinary shares to be issued to the participating investors. These arrangements were intended to support the maintenance of the minimum number of public shares required in connection with the extension.

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

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Recent Developments

On April 19, 2023, pursuant to the Financial Side Letter, Lexasure agreed to loan us the Lexasure Loan up to a maximum of $600,000. The Lexasure Loan was unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event of an Alternative Closing), CEMAC Sponsor LP had agreed to transfer a number of Ordinary Shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by us and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. Under the Financial Side Letter, the Lexasure Loan was intended to be repaid at the closing of the Lexasure Business Combination. In the event the Lexasure Business Combination Agreement was terminated, the Lexasure Loan was to be cancelled and no amounts would be owed by the Company, provided that any amounts advanced by Lexasure would reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement.

On May 15, 2023, May 18, 2023 and May 22, 2023, we entered into the Extension Non-Redemption Agreements with CEMAC Sponsor LP and the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A Ordinary Shares sold in our Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of an Initial Business Combination, (i) CEMAC Sponsor LP (or its designees) would surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) we would issue to the NRA Holders a number of Class A Ordinary Shares equal to the NRA Forfeited Shares.

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

On May 23, 2023, we issued an aggregate of 5,749,999 Class A Ordinary Shares to the Sponsor, upon the conversion of an equal number of Class B Ordinary Shares held by CEMAC Sponsor LP in the Founder Conversion. The 5,749,999 Class A Ordinary Shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B Ordinary Shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an Initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A Ordinary Shares issued and outstanding and one Class B Ordinary Share issued and outstanding.

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

Results of Operations

For the three months ended June 30, 2025, we had a net loss of $(897,045) which consisted of earnings on cash (investments) held in trust of $21,139, Change in fair value of warrant liability by 884,244 and offset by general and administrative costs of $33,940.

For the three months ended June 30, 2024, we had a net income of $446,618 which consisted of earnings on cash (investments) held in trust of $153,952, Change in fair value of warrant liability by 464,000 and offset by general and administrative costs of $171,334.

Liquidity and Capital Resources; Going Concern

As of June 30, 2025, we had $0 in cash and a working capital deficit of $2.0 million.

In order to finance transaction costs in connection with an Initial Business Combination, our officers, directors, shareholders or their affiliates may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of an Initial Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which CEMAC Sponsor LP agreed to loan us funds up to $1,500,000. As of June 30, 2025, we had borrowed $1,471,195 and had $28,805 available to us under the WCL Agreement.

For three months ended June 30, 2025, net cash used in operating activities was $25,608, which was due to non-cash adjustments to net loss related to the change in fair value of the derivative warrant liability of $884,244 and interest income on investments held in the Trust Account of $21,139, partially offset by net income of $897,045 and changes in operating assets and liabilities of $8,332.

For the three months ended June 30, 2024, net cash used in operating activities was $110,511, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $464,000 and interest income on investments held in the Trust Account of $153,952, partially offset by net income of $446,618 and changes in operating assets and liabilities of $60,823.

For three months ended June 30, 2025, net cash provided by financing activities was $23,997 due to proceeds from a related party advances.

For three months ended June 30, 2024, net cash provided by financing activities was $42,780 due to proceeds from a related party advances.

Based on the foregoing, it is possible that no in cash held outside the Trust Account on June 30, 2025 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the Initial Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

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

Going Concern Consideration

As of June 30, 2025, the Company had no cash and a working capital deficit of $2,027,049. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

Commitments and Contingencies

Registration Rights

The holders of the Founder Shares and warrants that may be issued upon conversion of Working Capital Loans or Extension Loan (and any shares of ordinary shares issuable upon the exercise of the warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. In addition, the underwriters were entitled to a deferred fee of $0.35 per Unit, or $8,050,000. The deferred fee was originally payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

In connection with the sponsor change transaction, the Company received waivers from the underwriters of the deferred underwriting fees and related rights. Accordingly, no deferred underwriting fees remain payable.

Forward Purchase Agreement

The Company entered into a Forward Purchase Agreement, as amended (the “Forward Purchase Agreement”) with Camber Base, LLC (“Camber”) pursuant to which Camber, or any of its subsidiaries or affiliates, may, at the sole written election of Camber, purchase up to $20.0 million units (the “Forward Purchase Units”), for $10.00 per Forward Purchase Unit, in a private placement that would have closed substantially concurrently with the closing of the Business Combination.

In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated, and neither party has any further obligations thereunder.

Vendor Agreements

As of June 30, 2025, the Company had incurred unpaid legal fees of $39,494 which are included in accrued expenses on the accompanying balance sheets.

Consulting Agreements

On November 27, 2022, the Company entered into an agreement with a transactional and strategic advisory firm (the “First Strategic Advisor”) for advisory services in connection with a potential Business Combination. Pursuant to this agreement, the Company would have been required to pay certain fees upon the consummation of a Business Combination.

In connection with the sponsor change transaction, the consulting agreement with the First Strategic Advisor was terminated, and no amounts are payable thereunder.

On February 1, 2023, the Company entered into a separate agreement with another transactional and strategic advisory firm (the “Second Strategic Advisor”) to provide consulting, advisory and related services in connection with a potential Business Combination.

In connection with the sponsor change transaction, the consulting agreement with the Second Strategic Advisor was terminated, and no shares were issued or are issuable pursuant to the agreement.

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

In February 2023, prior to signing the Lexausre Business Combination Agreement, the Company prepared to hold an extraordinary general meeting of shareholders to, among other things, seek an extension of the time it had to consummate a Business Combination (the “March 2023 Meeting”). On February 27, 2023, in connection with the March 2023 Meeting, the Company and CEMAC Sponsor LP, entered into non-redemption agreements (the “Terminated Non-Redemption Agreements”) with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem up to an aggregate of 1,600,000 Class A ordinary shares of the Company sold in its Initial Public Offering (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, the Sponsor, as consideration for entering into the Terminated Non-Redemption Agreements, transferred to such third parties an aggregate of 28,000 Class B ordinary shares, which will be retained by such parties under all circumstances.

Upon the execution of the Lexasure Business Combination Agreement, the Company received the automatic three-month extension of the time to consummate the Business Combination until June 3, 2023. Consequently, the March 2023 Meeting was postponed indefinitely and the Terminated Non-Redemption Agreements automatically terminated per the terms of such agreements.

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) CEMAC Sponsor LP (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

The Lexasure Business Combination Agreement was terminated, and no Business Combination was consummated. Accordingly, the forfeiture and issuance provisions described above were not triggered, and no shares were surrendered, forfeited or issued pursuant to these non-redemption agreements.

Critical Accounting Estimates and Policies

This “Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” based on the financial statements and the notes thereto contained elsewhere in this Report, which have been prepared in accordance with GAAP. The preparation of the financial statements and the notes thereto contained elsewhere in this Report requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as its critical accounting policies:

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09 Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). This update requires companies to disclose specific categories in the income tax rate reconciliation and requires additional information for certain reconciling items. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We will adopt the standards required under ASU 2023-09 as of January 1, 2025. We are currently evaluating the impact of ASU 2023-09 on our financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncement, if currently adopted,

Inflation

We do not believe that inflation had a material impact on our business or operating results during the period presented.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the Financial Statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years from the completion of our Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due solely to the material weakness in our internal control over financial reporting related to the Company’s lack of qualified SEC reporting professional. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with US GAAP. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows for the periods presented. Management intends to continue implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

Item 6 – Exhibits

Exhibit No.	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document. The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File. The cover page XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PIERMONT VALLEY ACQUISITION CORP.

Dated: February 20, 2026	By.	/s/ Wei Qian
Wei Qian
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

