Form 10-Q
period 2025-09-30
Piermont Valley Acquisition Corp
filed 2026-02-20
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Part I - Financial Information

Item 1 – Financial Statements

PIERMONT VALLEY ACQUISITION CORP.

BALANCE SHEETS

	September 30, 2025	March 31, 2025
ASSETS:
Current assets:
Cash	$14,502	$1,611
Prepaid expenses	933	2,798
Total current assets	15,435	4,409

Cash and cash equivalents held in trust	2,417,988	2,382,346
Total Assets	2,433,423	2,386,755

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued expenses	$89,898	$462,267
Advances from related party	86,927	64,056
Note payable - sponsor	-	1,471,195
	176,825	1,997,518

Warrant liability - private warrants	-	27,449
Warrant liability - public warrants	585,000	16,307
Total liabilities	761,825	2,041,274

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,986 shares at redemption value as of September 30, 2025 and March 31, 2025 respectively	2,417,988	2,382,346

Shareholder's Equity:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	-	-
Accumulated deficit	(746,965)	(2,037,440)
Total Shareholder's Equity	(746,390)	(2,036,865)
Total Liabilities and Shareholder's Equity	$2,433,423	$2,386,755

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Six Months Ended September 30, 2025	For The Six Months Ended September 30, 2024
EXPENSES
Formation and operating costs	$82,592	$56,640	$116,532	$227,974

TOTAL EXPENSES	82,592	56,640	116,532	227,974

OTHER INCOME
Interest income	12,871	155,137	34,010	309,088
Change in fair value of warrant liability	(117,000)	263,887	(1,001,244)	727,887
Forgiveness of Debt	76,984	-	76,984	-
Bank interest income	2	-	2	-
Dividend Income	1,632	-	1,632	-
TOTAL OTHER INCOME	(25,511)	419,024	(888,616)	1,036,975
Net income/(loss)	$(108,103)	$362,384	$(1,005,148)	$809,001

Weighted average shares outstanding, basic and diluted	204,986	1,211,731	204,986	1,211,731

Basic and diluted net loss per class A redeemable ordinary share	$(0.02)	$0.05	$(0.17)	$0.12

Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999	5,749,999	5,749,999

Basic and diluted net loss per class A non-redeemable ordinary share	$(0.02)	$0.05	$(0.17)	$0.12

Weighted average shares outstanding, basic and diluted	1	1	1	1

Basic and diluted net loss per class B ordinary share	$(0.02)	$0.05	$(0.17)	$0.12

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Equity
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)
Current period Accretion					(21,139)	(21,139)
Net loss					(897,045)	(897,045)
Balance – June 30, 2025	1	$-	5,749,999	$575	$(2,955,624)	$(2,955,049)
Current period Accretion					(14,501)	(14,501)
Forgiveness of due to related party balance					400,069	400,069
Cancellation of Private Warrants					460,000	460,000
Waiver of Notes Payable					1,471,195	1,471,195
Net loss					(108,103)	(108,103)
Balance – September 30, 2025	1	$-	5,749,999	$575	$(746,965)	$(746,390)

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2024

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Equity

Balance – March 31, 2024	1	$-	5,749,999	$575	$(3,133,127)	$(3,132,552)
Current period Accretion					(153,952)	(153,952)
Net income					446,618	446,618
Balance – June 30, 2024	1	$-	5,749,999	$575	$(2,840,461)	$(2,839,886)
Current period Accretion					(155,137)	(155,137)
Net income					362,384	362,384
Balance – September 30, 2024	1	$-	5,749,999	$575	$(2,633,214)	$(2,632,639)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For The Six Months Ended September 30, 2025	For The Six Months Ended September 30, 2024
Cash Flows From Operating Activities:
Net income	$(1,005,148)	$809,001
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of derivative liabilities	1,001,244	(727,887)
Sponsor waived liabilities	400,068	-
Interest income	(34,010)	(309,088)
Dividend Income	(1,632)
Changes in operating assets and liabilities:
Prepaid expenses	1,866
Accounts payable and accrued expenses	(372,369)	62,106
Net Cash Provided By (Used In) Operating Activities	(9,981)	(165,868)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from note payable and advances from related party	22,871	42,780
Net Cash Provided By Financing Activities	22,871	42,780

Net change in cash	12,891	(123,088)

Cash - Beginning of period	1,611	184,733

Cash - Ending of period	$14,502	$61,645

Supplemental Schedule of Non-Cash Financing Activities:
Remeasurement adjustment	$35,642	$(309,088)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through September 30, 2025 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

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

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, Vikasati Partners and Valleypark Road, LLC (“Valleypark”) entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to Valleypark an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) the Company, Valleypark and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Valleypark the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by CEMAC Sponsor LP at the time of the IPO.

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

During the six months ended September 30, 2025, the Company recorded the waiver and forgiveness of certain liabilities by the Prior Sponsors and related parties in connection with the previously disclosed transition to a new sponsor. As part of this transition, the former sponsor waived and forgave amounts due to related parties, cancelled private placement warrants, waived notes payable, and forgave a related party note. These items were recorded as capital contributions and resulted in a reduction of the Company’s shareholders’ deficit. The decrease in shareholders’ deficit was partially offset by the net loss incurred during the period and accretion related to redeemable shares.

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

If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination only if the Company receives an ordinary resolution under Cayman Islands law approving a Business Combination, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Charter, conduct the redemptions pursuant to the tender offer rules of the SEC, and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) and any Public Shares held by such holders have agreed to vote in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares, without voting, and if they do vote, irrespective of whether they vote for or against a proposed Business Combination.

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

Going Concern Consideration

As of September 30, 2025, the Company had cash of $14,502 and a working capital deficit of $161,390. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $14,502 and $1,611 as of September 30, 2025, and March 31, 2025, respectively.

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

At September 30, 2025, and March 31, 2025, the Company had approximately $2.41 and $2.38 million investments held in the Trust Account, respectively.

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2025 and March 31, 2025, 144,986 Class A ordinary shares subject to possible redemption in the amount of $2,417,988 and $2,382,346 respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of September 30, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $14,503. As of March 31, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $541,411.

At September 30, 2025 and March 31, 2025, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	$234,616,409
Plus:
Current period remeasurement of carrying value to redemption value		5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269	(230,809,584)
Plus:
Current period remeasurement of carrying value to redemption value		3,850,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	$13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value		541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	$2,382,346
Plus:
Current period remeasurement of carrying value to redemption value		21,139
Class A ordinary shares subject to possible redemption – June 30, 2025	204,986	$2,403,485
Plus:
Current period remeasurement of carrying value to redemption value		14,503
Class A ordinary shares subject to possible redemption – September 30, 2025	204,986	$2,417,988

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

The following table reflects the calculation of basic and diluted net income/(loss) per ordinary share (in dollars, except per share amounts):

	3 Month Ended September 30, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net loss	3,721	104,382	-
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net loss per share	$0.02	$0.02	-

	3 Month Ended September 30, 2024
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	63,075	299,309	-
Basic and diluted weighted average shares outstanding	1,211,731	5,749,999	1
Basic and diluted net income per share	$0.05	$0.05	$0.00

	6 Month Ended September 30, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net loss	34,600	970,548	-
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net loss per share	$0.17	$0.17	-

	6 Month Ended September 30, 2024
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	140,811	668,189	-
Basic and diluted weighted average shares outstanding	1,211,731	5,749,999	1
Basic and diluted net income per share	$0.12	$0.12	$0.00

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and March 31, 202. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	“Level 1”, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•	“Level 2”, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•	“Level 3”, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

A portion of the proceeds from the Private Placement was added to the proceeds from the Initial Public Offering held in the Trust Account. The proceeds from the Private Placement held in the Trust Account were subject to the same redemption provisions as the proceeds from the Initial Public Offering.

The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise of the Private Placement Warrants) were subject to transfer restrictions prior to their cancellation, including limitations on transferability until 30 days after the completion of an initial Business Combination, subject to certain exceptions

In connection with the transition of control to Valleypark, the Prior Sponsors agreed to cancel and forfeit all outstanding Private Placement Warrants held by them. As a result, the Private Placement Warrants were cancelled and were no longer outstanding as of the end of the period. The cancellation of the Private Placement Warrants was accounted for as a capital contribution and resulted in the elimination of the related warrant liability from the Company’s balance sheet.

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

Due from Prior Sponsors

The Prior Sponsors paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are non-interest bearing. As of September 30, 2025 and March 31, 2025, the Prior Sponsors and their affiliates had paid operating and formation costs of $47,560 and $0, respectively, on behalf of the Company. These amounts were initially recorded as liabilities owed to the Prior Sponsors and included in “Due to Related Party” on the balance sheets. However, in connection with the transfer of control to Valleypark on July 11, 2025, certain outstanding liabilities were assumed by the Original Sponsor and subsequently discharged. As a result, no amounts remained payable to the Prior Sponsors as of September 30, 2025. As of that date, Valleypark had paid operating and formation costs of $64,056, which remained outstanding.

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

On February 1, 2023, the Company entered into the Loan Agreement, dated February 1, 2023, by and between the Company and the Sponsor with respect to the Working Capital Loan the Sponsor made to the Company of up to $1,500,000 (the “WCL Agreement”). As of September 30, 2025, the Company had no outstanding liability under the Working Capital Loan, as the outstanding balance was waived and forgiven by the former sponsor in connection with the sponsor transition.

Extension Loan

The Company initially had 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”).

If the Company anticipated that it would not be able to consummate its initial Business Combination within the initial 15 months and was not entitled to an Automatic Extension, it may, by resolution of the Board if requested by CEMAC Sponsor LP, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to CEMAC Sponsor LP depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, Public Shareholders would not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Charter and the trust agreement entered into between the Company and Continental, as amended, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, CEMAC Sponsor LP or its affiliates or designees, upon ten days’ advance notice prior to the deadline, would have to deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan would be non-interest bearing and payable upon the consummation of the Business Combination. If the Company completes its initial Business Combination, it would, at the option of CEMAC Sponsor LP, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which CEMAC Sponsor LP has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. CEMAC Sponsor LP and its affiliates or designees were not obligated to make any Extension Loan.

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

The Lexasure Business Combination Agreement was terminated, and accordingly, the First Lexasure Loan and Second Lexasure Loan were cancelled and no amounts are outstanding or available to be drawn thereunder

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

Vendor Agreements

As of September 30, 2025, the Company had incurred unpaid legal fees of $2,962 which are included in accrued expenses on the accompanying balance sheets.

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

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2025 and March 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2025 and March 31, 2025, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,986 Class A ordinary shares subject to redemption as of September 30, 2025 and March 31, 2025 respectively.

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

Following these redemptions, a total of 144,986 Class A ordinary shares remained outstanding as of September 30, 2025. These remaining public shares were ultimately redeemed in August 2025, when the Trust Account was fully depleted pursuant to a wire transfer to Continental Stock Transfer & Trust Company in connection with the final liquidation of the Trust.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2025 and March 31, 2025, there were 1 Class B ordinary shares issued and outstanding.

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

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $18.00

Once the warrants become exercisable, the Company may redeem the outstanding Public Warrants:

•	in whole and not in part;

•	at a price of $0.01 per Public Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, or the 30-day redemption period to each warrant holder; and

•	if, and only if, the last reported sale price of the Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to warrant holders.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants When the Price per Class A Ordinary Share Equals or Exceeds $10.00

Once the warrants become exercisable, the Company may redeem the outstanding warrants:

•	in whole and not in part;

•	at a price of $0.10 per warrant provided that the holder will be able to exercise their warrants on cashless basis prior to redemption and receive that number of shares based on the redemption date and the fair market value of the Class A ordinary shares;

•	upon a minimum of 30 days’ prior written notice of redemption;

•	if, and only if, the last reported sale price of the Class A ordinary share equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganization, recapitalizations and the like) for any 10 trading days within a 20-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•	if, and only if, the Private Placement Warrants are also concurrently exchanged at the same price (equal to a number of Class A ordinary shares) as the outstanding Public Warrants, as described above.

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

The Company accounts for the 11,500,000 Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815-40. At the time of the Initial Public Offering, both the Public Warrants and the 11,700,000 Private Placement Warrants did not meet the criteria for equity classification and were recorded as derivative liabilities under ASC 815-40.

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

In connection with the transition of control to Valleypark, the Company’s Prior Sponsors agreed to cancel and forfeit all outstanding Private Placement Warrants held by them. As a result, the Private Placement Warrants were cancelled and were no longer outstanding as of the end of the period. The cancellation of the Private Placement Warrants resulted in the elimination of the related warrant liability and was accounted for as a capital contribution. Following the cancellation, only the Public Warrants remain outstanding and subject to remeasurement at fair value.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2025 and March 31, 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2025	March 31, 2025
Assets:
Investments held in Trust Account	1	$2,417,988	$2,382,346
Liabilities:
Warrant liability – Private Placement Warrants	2	$-	$27,449
Warrant liability – Public Warrants	1	585,000	$16,307

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

The warrants are measured at fair value on a recurring basis. The Public Warrants were initially valued using a Monte Carlo Simulation which at initial issuance was a Level 3 measurement. As of September 30, 2025 and March 31, 2025, the Public Warrants were valued using the instrument’s trading price as of the balance sheet date, which is considered to be a Level 1 measurement due to the use of an observable market quote in an active market. At initial measurement, the Private Placement Warrants were valued using a Modified Black-Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The primary unobservable input utilized in determining the fair value of the Private Placement Warrants was the expected volatility of the ordinary shares. Due to the attributes of the Private Placement Warrants, at September 30, 2025 and March 31, 2025, the Private Placement Warrants were valued using the Public Warrants trading price and considered to be a Level 2 fair value measurement.

Through June 30, 2025, both the Public Warrants and the Private Placement Warrants remained outstanding and were subject to remeasurement at fair value. In connection with the transition to a new sponsor subsequent to June 30, 2025, the Company’s former sponsor cancelled and forfeited all 11,700,000 Private Placement Warrants. As a result, the related Private Placement Warrant liability was eliminated and accounted for as a capital contribution. As of September 30, 2025, only the 11,500,000 Public Warrants remain outstanding and continue to be classified as derivative liabilities subject to remeasurement at fair value at each reporting date.

As of September 30, 2025 and March 31, 2025, the warrant derivative liability was $585,000 and $43,756 respectively.

NOTE 10 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were available to be issued and determined that no subsequent events occurred after September 30, 2025 that would require adjustment to, or disclosure in, the accompanying financial statements.

.

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

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, we, Vikasati Partners LLC and Valleypark Road, LLC entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to the Purchaser an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) we , the Purchaser and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Purchaser the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by CEMAC Sponsor LP at the time of the IPO.

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

During the six months ended September 30, 2025, the Company recorded the waiver and forgiveness of certain liabilities by its former sponsor and related parties in connection with the previously disclosed transition to a new sponsor. As part of this transition, the former sponsor waived and forgave amounts due to related parties, cancelled private placement warrants, waived notes payable, and forgave a related party note. These items were recorded as capital contributions and resulted in a reduction of the Company’s shareholders’ deficit. The decrease in shareholders’ deficit was partially offset by the net loss incurred during the period and accretion related to redeemable shares.

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

Results of Operations

For the three months ended September 30, 2025, we had a net loss of $108,103 which consisted of earnings on cash (investments) held in trust of $12,871, dividend income of 1,632, Forgiveness of Debt of $76,984, Change in fair value of warrant liability by $117,000 and offset by general and administrative costs of $82,592.

For the three months ended September 30, 2024, we had a net income of $362,384 which consisted of earnings on cash (investments) held in trust of $155,134, Change in fair value of warrant liability by $263,887 and offset by general and administrative costs of $56,640.

For the Six months ended September 30, 2025, we had a net loss of $ 1,005,148 which consisted of earnings on cash (investments) held in trust of $ 34,010, dividend income of 1,632, Forgiveness of Debt of $76,984, Change in fair value of warrant liability by $1,001,244 offset by general and administrative costs of $ 116,532.

For the Six months ended September 30, 2024, we had a net income of $809,001 which consisted of earnings on cash (investments) held in trust of $309,088, Change in fair value of warrant liability by $727,887 and offset by general and administrative costs of $227,974.

Liquidity and Capital Resources; Going Concern

As of September 30, 2025, we had $14,502 in cash and a working capital deficit of $161,390.

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of an Initial Business Combination into warrants at a price of $1.00 per warrant. Such warrants would be identical to the Private Placement Warrants. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of September 30, 2025, the Company had no outstanding liability under the Working Capital Loan, as the outstanding balance was waived and forgiven by the former sponsor in connection with the sponsor transition.

For the six months ended September 30, 2025, net cash used in operating activities was $16,133 which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,001,244 and interest income on investments held in the Trust Account of $34,010, Divided income of $1,632, partially offset by net loss of $1,005,148, changes in operating assets and liabilities of $376,655 and Sponsor waived liabilities of $400,068.

For the six months ended September 30, 2024, net cash used in operating activities was $165,868, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $727,887 and interest income on investments held in the Trust Account of $309,088, partially offset by net income of $809,001 and changes in operating assets and liabilities of $62,106.

For the six months ended September 30, 2025, net cash provided by financing activities was $73,396 due to proceeds from a related party advances.

For the six months ended September 30, 2024, net cash provided by financing activities was $29,023 due to proceeds from a related party advances.

Based on the foregoing, it is possible that $14,502 cash held outside the Trust Account on September 30, 2025 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the Initial Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

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

Going Concern Consideration

As of September 30, 2025, the Company had $14,502 in cash and a working capital deficit of $161,390. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

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

Vendor Agreements

As of September 30, 2025, the Company had incurred unpaid legal fees of $2,962 which are included in accrued expenses on the accompanying balance sheets.

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

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with the NRA Holders in exchange for the NRA Holders agreeing either not to request redemption, or to reverse any previously submitted redemption demand with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting. In consideration of the foregoing agreement, immediately prior to, and substantially concurrently with, the closing of a Business Combination, (i) the Prior Sponsors (or its designees) will surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 NRA Forfeited Shares and (ii) the Company shall issue to the NRA Holders a number of Class A ordinary shares equal to the NRA Forfeited Shares.

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

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2025, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

