Form 10-K
period 2026-03-31
Piermont Valley Acquisition Corp
filed 2026-06-18
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended March 31, 2026

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

As of June 12, 2026, there were 5,954,449 of the Registrant's Class A ordinary shares, par value $0.0001 per share, and 1 of the Registrant's Class B ordinary shares, par value $0.0001 per share, issued and outstanding

Documents Incorporated by Reference: None.

PIERMONT VALLEY ACQUISITION CORP

FORM 10-K

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“amended and restated memorandum and articles of association” refers to our Amended and Restated Memorandum and Articles of Association, as the same may be amended from time to time;

•	“Companies Act” refers to the Companies Act (As Revised) of the Cayman Islands as the same may be amended from time to time;

•	“founder shares” refers to our Class B ordinary shares initially issued to our prior sponsor in a private placement prior to our Initial Public Offering and the Class A ordinary shares that are or were issued upon the conversion of such Class B ordinary shares (for the avoidance of doubt, such Class A ordinary shares are and will not be “public shares”);

•	“Initial Public Offering” or “IPO” refers to our offering on December 3, 2021 of 23,000,000 units (which includes an additional 3,000,000 units sold pursuant to the full exercise of the underwriter’s over-allotment option) at a price of $10.00 per unit, each unit consisting of one Class A ordinary share and one-half of one redeemable warrant;

•	“initial shareholders” refers to our prior sponsor and each other holder of founder shares upon the consummation of our Initial Public Offering;

•	“management” or our “management team” refers to our executive officers and directors;

•	“new sponsor” refers to Valleypark Road, LLC, a Delaware limited liability company;

•	“ordinary shares” refers to our Class A ordinary shares and our Class B ordinary shares;

•	“prior sponsor” refers to CEMAC Sponsor LP, an exempted limited partnership in the Cayman Islands;

•	“public shares” refers to our Class A ordinary shares sold as part of the units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

•	“public shareholders” refers to the holders of our public shares, including our sponsor and management team to the extent our sponsor and/or members of our management team purchase public shares, provided that our sponsor’s and each member of our management team’s status as a “public shareholder” will only exist with respect to such public shares;

•	“sponsor” refers collectively to the prior sponsor, the Vikasati sponsor and the new sponsor;

•	“Vikasati Sponsor” refers Vikasati Partners LLC, a Delaware limited liability company;

•	“we,” “us,” “our,” “Company,” “our company” or “Piermont” refers to Piermont Valley Acquisition Corp, a Cayman Islands exempted company.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS; SUMMARY OF RISK FACTORS

Certain statements in this Annual Report on Form 10-K (the “Annual Report”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about:

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

On May 12, 2021, our prior sponsor purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share. At December 31, 2023, our Sponsor held, collectively, 5,750,000 Founder Shares.

On December 3, 2021 we consummated an initial public offering of 23,000,000 units (the “Units”), which included the exercise in full of the underwriter’s option to purchase an additional 3,000,000 Units at the Public Offering price to cover over-allotments, at a price of $10.00 per Unit generating gross proceeds of $230.0 million before underwriting discounts and expenses (the “Public Offering”). Each “Unit” consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary shares”) and one-half of one redeemable warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment. Only whole Public Warrants may be exercised and no fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants may be traded.

Simultaneously with the closing of the Public Offering, we completed the private sale of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to our Sponsor, at a price of $1.00 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation. Alternatively, if we do not complete a Business Combination by March 3, 2027 or during any Extension Period (as defined below), the Warrants will expire at the end of such period.

We received gross proceeds from the Public Offering, the sale of the Private Placement Warrants an aggregate of $241.7 million. Upon the closing of the Public Offering, a total of $234.6 million, comprised of $225.4 million of the proceeds from the Public Offering (which amount includes $8.05 million of the underwriter’s deferred discounts and commissions), $4.6 million of the proceeds of the sale of the Private Placement Warrants and $4.6 million of the proceeds from the Sponsor Loan, were deposited in a Trust Account with Continental Stock Transfer and Trust Company (the “Trust Account”) and $2.5 million of the proceeds from the sale of the Private Placement Warrants was deposited in our operating account for future working capital expenditures. At the Close Date, we paid $4.6 million in underwriting discounts and commissions and $498,152 for other offering costs related to the Public Offering. In addition, the underwriter agreed to defer $8.05 million in underwriting discounts and commissions. In the future, a portion of interest income on the funds held in the Trust Account may be released to us to pay tax obligations.

On May 18, 2023 and May 22, 2023, certain of our unaffiliated investors (the “Investors”) entered into non-redemption agreements (“Non-Redemption Agreements”) with the sponsor, pursuant to which the Investors agreed to (i) not redeem an aggregate of up to 4,399,737 previously-held Class A ordinary shares (the “Investor Shares”) in connection with the First Extension (as defined below) and (ii) vote the Investor Shares in favor of the First Extension. In consideration of these commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination by the then-applicable business combination deadline, (i) our prior sponsor (or its designees) would have been required to surrender and forfeit to us, for no consideration, an aggregate of 1,099,935 Class A ordinary shares, and (ii) we would have been required to issue to the NRA Holders a number of Class A ordinary shares equal to the number of such forfeited shares. Because we did not consummate an initial Business Combination by the then-applicable business combination deadline, the forfeiture and issuance provisions under the Non-Redemption Agreements were not triggered, and no shares were forfeited or issued thereunder.

On March 1, 2023, we entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Lexasure Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Lexasure Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Lexasure Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), the prior sponsor, in the capacity as the representative from and after the effective time for the shareholders of the Company and Lexasure Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”). As a result of the signing of the Lexasure Business Combination Agreement with respect to the Lexasure Business Combination, the period of time to consummate our initial business combination was automatically extended by an additional three months to June 3, 2023 in accordance with our charter.

On May 23, 2023, we held an extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, a proposal to amend and restate the Company’s amended and restated memorandum and articles of association to extend the date (the “Extension Date”) by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering, with up to three optional additional extensions by an additional month each time, at the option of our board of directors, until March 3, 2024 (the “First Extension”). In connection with the First Extension, shareholders holding 18,751,603 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $10.51. As a result, approximately $197.2 million was removed from our Trust Account to pay such holders.

On February 27, 2024, in connection with the extension of the date by which we were required to consummate an initial business combination, we entered into non-redemption agreements with certain unaffiliated investors. Under these agreements, such investors agreed not to redeem their public shares, and the original sponsor agreed to forfeit up to 307,500 founder shares, with a corresponding number of Class A ordinary shares to be issued to the participating investors.

On February 29, 2024, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On March 22, 2024, the parties to the Lexasure Business Combination Agreement entered into a Termination and Release Agreement pursuant to which they agreed to terminate the Lexasure Business Combination Agreement and the transactions contemplated thereby.

On April 19, 2024, CEMAC Sponsor LP, the Company’s prior sponsor, entered into a securities purchase agreement with Vikasati Partners LLC, pursuant to which, among other things, Vikasati Partners LLC agreed to purchase from CEMAC Sponsor LP (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

On June 10, 2024, the Company received a notice from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as the Company was not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or March 5, 2024, as required under Nasdaq Listing Rule IM-5101-2 (the “Rule”), the Company did not comply with the Rule and its securities were subject to delisting. In that regard, the Staff determined that the Company’s securities would be delisted from trading on Nasdaq and suspended at the opening of business on June 12, 2024. The Notice indicated that the Company had the right to appeal the Staff’s determination to a hearings panel. However, pursuant to Nasdaq Listing Rule5815(c)(1)(H), in the case of a company whose business plan is to complete one or more acquisitions, such as the Company, where the Notice is based on a failure to satisfy the requirement of the Rule to consummate a business combination within 36 months, the panel may only reverse the delisting decision where there has been a factual error applying the Rule. Based on the foregoing, the Company decided not to appeal the suspension and delisting.

On February 28, 2025, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,006,745 shares Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $11.56. As a result, approximately $11.64 million was removed from our Trust Account to pay such holders.

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, the Vikasati Sponsor and Valleypark Road, LLC entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) the Vikasati Sponsor transferred to the New Sponsor an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) the Company, the New Sponsor and the Vikasati Sponsor executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) the Vikasati Sponsor gave to New Sponsor the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsor and Vikasati Sponsor; and (d) the Vikasati Sponsor and the Prior Sponsor agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by the Prior Sponsor at the time of the IPO.

On March 2, 2026, the Company held an extraordinary general meeting of shareholders at which its shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination from March 3, 2026 to March 3, 2027 and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2027. In connection with such extension, holders of 536 Class A ordinary shares exercised their right to redeem such shares. As a result, approximately $6,442 was removed from the Trust Account to pay such holders. Following such redemptions, there were 5,954,449 Class A ordinary shares and 1 Class B ordinary share outstanding.

On April 17, 2026, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Tigerless Health, Inc., a New York corporation (“Tigerless”), Tigerless AI Holdings Inc., a Nevada corporation and wholly-owned subsidiary of Tigerless (“Pubco”), Tigerless Merger Sub 1 Corp., a New York corporation and wholly-owned subsidiary of Pubco (“Merger Sub 1”), and Tigerless Merger Sub 2 Corp., a Cayman Islands exempted company and wholly-owned subsidiary of Pubco (“Merger Sub 2”). The Merger Agreement provides for a business combination transaction (the “Transactions”) pursuant to which, among other things, (i) Tigerless will merge with and into Merger Sub 1, with Tigerless surviving the merger as a wholly-owned subsidiary of Pubco (the “Reorganization Merger”), and (ii) immediately thereafter, Merger Sub 2 will merge with and into the Company, with the Company surviving as a wholly-owned subsidiary of Pubco (the “Acquisition Merger” and together with the Reorganization Merger, the “Mergers”). Following the closing of the Transactions (the “Closing”), Pubco is expected to be the publicly traded parent company and the combined business of Tigerless and the Company will operate through Pubco and its subsidiaries.

At the effective time of the Acquisition Merger, each issued and outstanding ordinary share of the Company is expected to be cancelled and converted into the right to receive one share of Pubco Class A common stock, and the Company’s outstanding warrants will be converted into warrants exercisable for shares of Pubco Class A common stock in accordance with their terms. In connection with the Reorganization Merger, each share of Tigerless capital stock will be converted into the right to receive shares of Pubco Class A or Class B common stock, as applicable, based on the exchange ratio set forth in the Merger Agreement. Following the Closing, former stockholders of Tigerless are expected to own a majority of the outstanding equity interests of Pubco.

The Merger Agreement also provides for contingent post-closing earn-out consideration. Certain pre-closing stockholders of Tigerless will be entitled to receive up to an aggregate of $100.0 million in earn-out consideration, payable in shares of Pubco Class A common stock, based on the achievement of specified performance milestones over four annual earn-out periods following the Closing. For each applicable earn-out period, a maximum of $25.0 million in value may be earned if certain operational or financial targets are met, including metrics relating to revenue or policyholder growth, gross margin improvement or systems integration milestones.

The consummation of the Transactions is subject to customary closing conditions, including, among others, the approval of the Company’s shareholders, the approval of Tigerless’s stockholders, the effectiveness of a registration statement on Form S-4 to be filed by Pubco with the Securities and Exchange Commission (the “SEC”), and the absence of any order or law prohibiting the Transactions. The parties intend to cause Pubco to apply to list its Class A common stock on The Nasdaq Stock Market (or another national securities exchange) in connection with the Closing, although there can be no assurance that such listing will be obtained.

In connection with the Transactions, the Company and Tigerless have agreed to use their reasonable best efforts to identify and obtain commitments from investors for a private investment in public equity financing (the “PIPE Financing”) in an aggregate amount of $5,000,000 or more, to be consummated concurrently with or immediately prior to the Closing. The terms of any such PIPE Financing have not yet been determined, and there are currently no binding commitments or agreements in place for the PIPE Financing.

The Merger Agreement includes customary representations, warranties and covenants of the parties, including, among others, covenants regarding the conduct of their respective businesses prior to the Closing and obligations to cooperate in preparing and filing the registration statement on Form S-4 and related proxy statement/prospectus. The Merger Agreement also contains termination rights for both the Company and Tigerless, including the right to terminate the agreement if the Transactions have not been consummated on or before September 30, 2026; provided that such date will be automatically extended to December 31, 2026 if the registration statement has not been declared effective by the SEC on or prior to September 30, 2026, subject to the terms and conditions of the Merger Agreement.

Other than as specifically discussed herein, the rest of this Annual Report assumes that we will not consummate the Transactions with Tigerless and will seek to consummate a business combination with another target business.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be approximately $12.02 per public share as of March 31, 2026 (including accrued interest). The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, in our sole discretion, and will be based on a variety of factors, including the timing of the transaction and whether the terms of the transaction require us to seek shareholder approval under applicable law or applicable stock exchange listing requirements. In addition, our status under the federal securities laws, including whether we are deemed to be a foreign private issuer, may also affect the manner in which we conduct redemptions.

Transactions such as asset acquisitions or share purchases would not typically require shareholder approval, while direct mergers in which we do not survive and transactions involving amendments to our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required under applicable law or applicable stock exchange listing requirements, or we elect to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons.

To the extent our securities are listed on a national securities exchange at the time of our initial business combination, we will comply with the applicable listing rules of such exchange in determining whether shareholder approval is required.

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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, unless applicable law or applicable stock exchange rules require a different vote, in which case we will complete our initial business combination only if such requisite vote is received. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, the voting of our initial shareholders’ founder shares in favor of our initial business combination will suffice to approve such initial business combination and we will not need any of the outstanding Class A ordinary shares subject to possible redemption to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination and (ii) any shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until March 3, 2027.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association currently provide that we have until March 3, 2027 to consummate an initial business combination. If we have not consummated an initial business combination by March 3, 2027, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination by March 3, 2027. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our management team have entered into agreements with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination by March 3, 2027 (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame).

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest and other income earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer or director, or any other person.

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

If we were to expend all of the net proceeds of our Initial Public Offering and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $12.02. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors, which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be less than $12.02. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including, but not limited, to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party for services rendered or products sold to us (other than our independent registered public accounting firm), or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our income tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriter of our Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of the company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.20per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the amount of interest that may be withdrawn to pay our income tax obligations, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be less than $10.20 per public share.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return the full amount otherwise distributable to our public shareholders from the trust account to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our shareholders. Furthermore, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders are entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by March 3, 2027, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination by March 3, 2027, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

•

We may not be able to consummate a Business Combination before March 3, 2027 or during any Extension Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we have not completed our Business Combination by March 3, 2027, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

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

•

The requirement that we consummate a Business Combination by March 3, 2027 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

16

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

•

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by March 3, 2027, unless otherwise extended, our public shareholders may receive only approximately $12.02 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

•

The funds in the Trust Account are currently held in cash in an interest-bearing account, and interest rate can vary significantly, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $12.02 per share.

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

We may not be able to consummate a Business Combination before March 3, 2027, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and consummate a Business Combination before March 3, 2027. Our ability to complete our Business Combination is dependent on a variety of factors, many of which are beyond our control, such as the due diligence and negotiation process with a Business Combination target, review process of the U.S. Securities and Exchange Commission of any Business Combination, the stock exchange listing process, general market conditions, volatility in the capital and debt markets, conflict and the other risks described herein. The decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, global macroeconomic conditions including heightened inflation and other geopolitical events (such as current or anticipated military conflict, including between Russia and Ukraine and the armed conflicts in the Middle East, terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Although we are required to offer shareholders redemption rights in connection with any shareholder vote to approve a Business Combination, or if we seek to extend the date by which we are required to complete our Business Combination at an extraordinary general meeting of shareholders to vote upon an amendment to our amended and restated memorandum and articles of association for such extension (an “Extension”), and such extension period, the “Extension Period,” there may be no extraordinary general meeting of shareholders to vote upon our Business Combination or an Extension before March 3, 2027, the date by which we are required to complete our Business Combination or be forced to liquidate. Even if our Business Combination or an Extension is approved by our shareholders, it is possible that redemptions will leave us with insufficient cash to consummate our Business Combination on commercially acceptable terms, or at all. Other than in connection with a redemption offer or liquidation, our shareholders may be unable to recover their investment, except through sales of our securities on the open market. The price of our securities may be volatile, and there can be no assurance that shareholders will be able to dispose of our securities at favorable prices, or at all.

If we have not completed our Business Combination by March 3, 2027, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Due to certain provisions of the Companies Law, investors may be forced to wait beyond the prescribed time frame before the redemption proceeds of our Trust Account become available to them and they receive the return of their pro rata portion of the proceeds from our Trust Account. In such case, our public shareholders may receive only $12.02 per public share, or less than $12.02 per public share, on the redemption of their shares, and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.02 per public share” and other risk factors herein.

If we have not completed our Business Combination by March 3, 2027, unless otherwise extended, our public shareholders may be forced to wait beyond such date before redemption proceeds from our Trust Account become available.

If we have not completed our Business Combination by March 3, 2027, unless otherwise extended, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public share from the Trust Account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond March 3, 2027 (or at end of any Extension Period) before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our Business Combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our Business Combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provide that, if we wind up for any other reason prior to the consummation of our Business Combination, we will follow the foregoing procedures with respect to the liquidation of the Trust Account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our Initial Shareholders will be able to approve the Business Combination regardless of how our public shareholders vote.

Our amended and restated memorandum and articles of association provide that, if we seek shareholder approval, we will complete our Business Combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Our Initial Shareholders have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote their Founder Shares, including the Class A ordinary shares issued upon conversion of the Founder Shares, and any public shares held by them in favor of our Business Combination. As a result, given that our Initial Shareholders own approximately 96.6% of our outstanding ordinary shares, we do not need any additional public shares voted in favor of a Business Combination in order to have our Business Combination approved.

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

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, and may make it more difficult for us to consummate our Business Combination.

We have entered into the Merger Agreement with Tigerless, and the Merger Agreement may require us to satisfy certain closing conditions, including conditions related to the amount of cash available at closing. As of March 31, 2026, we had approximately $2,456,980 in our Trust Account. If too many public shareholders exercise their redemption rights, we may not be able to meet such closing conditions and, as a result, may not be able to consummate the Business Combination. Any prospective target will be aware of these risks and, thus, may be reluctant to enter into or consummate a Business Combination with us if we are unable to consummate the business combination with Tigerless. If we are able to consummate a Business Combination, the per-share value of shares held by non-redeeming shareholders will reflect our obligation to pay, among other fees, the deferred underwriting commissions owed by us in connection with our Public Offering.

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

If we have not consummated our Business Combination before March 3, 2027 or the end of any Extension Period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $12.02 per public share, or possibly less, on our redemption of our public shares, and our Warrants will expire worthless. See also “—Our registered independent public accountants have included an explanatory paragraph on our ability to continue as a going concern in their report of registered independent public accounting firm” and “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.02 per public share” and other risk factors herein.

The requirement that we consummate a Business Combination before March 3, 2027 may give Tigerless or other potential counterparties leverage over us in negotiating or consummating a Business Combination and may limit the time we have in which to conduct diligence or satisfy closing conditions, in particular as we approach our dissolution deadline, which could undermine our ability to complete our Business Combination on terms that would produce value for our shareholders.

Tigerless, with which we have entered into the Merger Agreement, and any other potential counterparties will be aware that we must consummate a Business Combination by March 3, 2027, unless otherwise extended. Consequently, Tigerless or any such counterparty may obtain leverage over us in negotiating or consummating a Business Combination, knowing that if we do not complete our Business Combination with Tigerless or another target business, we may be unable to complete our Business Combination with any target business. This risk will increase as we get closer to the end of the time frame described above. In addition, we may have limited time to conduct due diligence, obtain required approvals, secure financing and satisfy other closing conditions, and may enter into or consummate our Business Combination on terms that we would have rejected upon a more comprehensive investigation.

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

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our Business Combination. If we have not consummated our Business Combination by March 3, 2027, unless otherwise extended, our public shareholders may receive only approximately $12.02 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

Although we have entered into the Merger Agreement with Tigerless, we have encountered, and expect to continue to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for business combination opportunities. Many of these individuals and entities are well established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. They may have longer periods to complete a business combination, a larger shareholder base, more funds in their trust accounts, and more working capital available for the completion of a business combination. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. Given the limited funds we have in our Trust Account and as working capital, and given the limited time we have to complete a Business Combination by March 3, 2027, unless otherwise extended, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our Business Combination in conjunction with a shareholder vote or via a tender offer. Tigerless and any other target companies will be aware that this may reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not consummated our Business Combination by March 3, 2027, unless otherwise extended, our public shareholders may receive only approximately $12.02 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $12.02 per public share” and other risk factors herein.

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

We do not believe that our principal activities subject us to the Investment Company Act. In order to mitigate the potential risks of being deemed to have been operating as an unregistered investment company for purposes of the Investment Company Act, we have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash items until the earlier of consummation of our Business Combination or liquidation. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The Public Offering was not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our Business Combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares; or (iii) absent our completing a Business Combination by March 3, 2027, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a Business Combination. If we have not consummated our Business Combination within the required time period, our public shareholders may receive only approximately $12.02 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless.

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

We may consummate our Business Combination with a target business that is an early stage company, a financially unstable business or an entity lacking an established record of revenue or earnings.

To the extent we complete our Business Combination with an early stage company, financially unstable business or entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete all appropriate due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact any target business.

We may seek business combination opportunities with a high degree of complexity that require significant operational improvements, which could delay or prevent us from achieving our desired results.

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

Resources could be wasted in pursuing our proposed Business Combination with Tigerless or other acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of Tigerless or any other specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we are unable to complete our proposed Business Combination with Tigerless or another target business, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our Business Combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

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

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per-share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues following our Business Combination are insufficient to repay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
•	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
•	our inability to pay dividends on our Class A ordinary shares;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our Class A ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

We may attempt to complete our Business Combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our Business Combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential Business Combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

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

Our Business Combination or reincorporation may result in taxes imposed on shareholders or warrant holders.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of a Business Combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to certain limitations, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2027or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not completed our Business Combination by March 3, 2027, subject to applicable law and as further described herein. Public shareholders who elect to have their Class A ordinary shares redeemed in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the Trust Account upon the subsequent completion of a Business Combination or liquidation if we have not completed our Business Combination by March 3, 2027, with respect to such Class A ordinary shares so redeemed. In no other circumstances does a public shareholder have any right or interest of any kind in the Trust Account. Holders of Warrants do not have any right to the proceeds held in the Trust Account with respect to the Warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or Public Warrants, potentially at a loss.

There are no assurances that an active trading market will exist.

Our securities are not currently listed on a national securities exchange, and we cannot assure you that an active trading market for our securities exists or will be sustained. Shareholders may have limited access to market quotations or trading history on which to base their investment decisions. Even if our securities commence trading, our securities will not be trading on a national securities exchange, and therefore we cannot assure you that an active trading market will exist. Furthermore, even if an active trading market for our securities develops, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained. As a result, the Company could face significant material adverse consequences, including: (i) a limited availability of market quotations for the Company’s securities, (ii) reduced liquidity for the Company’s securities, (iii) a determination that our shares are “penny stocks” which will require brokers trading in our shares to adhere to more stringent rules, including being subject to the depository requirements of Rule 419 of the Securities Act, and possibly result in a reduced level of trading activity in the secondary trading market for the Company’s securities, (iv) a decreased ability to issue additional securities or obtain additional financing in the future, and (v) making the Company a less attractive acquisition vehicle to a target business in connection with an initial business combination. Any of the foregoing could have a material adverse effect on the Company’s ability to consummate an initial business combination.

Our Initial Shareholders have a controlling interest in us and thus may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Initial Shareholders own approximately 96.6% of our issued and outstanding ordinary shares. Accordingly, they may exert control over actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. Our third amended and restated memorandum and articles of association provide that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of the Public Offering and of the sale of the Private Placement Warrants into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, meaning holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of at least 65% of our ordinary shares; provided that the provisions of our amended and restated memorandum and articles of association governing the appointment or removal of directors prior to our Business Combination may only be amended by a special resolution passed by not less than two-thirds of our ordinary shares who attend and vote at our general meeting which shall include the affirmative vote of a simple majority of our Founder Shares. Our Sponsor and its permitted transferees, if any, who, together with the Funds, collectively beneficially own approximately 96.6% of our issued and outstanding ordinary shares, will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior without the support from any public shareholders, even if you do not agree with such amendment. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our Business Combination or to redeem 100% of our public shares if we do not complete our Business Combination by March 3, 2027 or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Initial Shareholders, because of their ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our Business Combination. In addition, the Class B ordinary shares will, in a vote to continue the Company in a jurisdiction outside the Cayman Islands, which requires the approval of at least two-thirds of the votes of all ordinary shares, entitle the holders to ten votes for every Class B ordinary share. This provision of our amended and restated memorandum and articles of association may only be amended by a special resolution passed by a majority of at least two-thirds of our ordinary shares voting in a general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our Business Combination. Accordingly, our sponsor will continue to exert control at least until the completion of our Business Combination. In addition, we have agreed not to enter into a definitive agreement regarding a Business Combination without the prior consent of our sponsor.

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per-share redemption amount received by shareholders may be less than $10.20 per public share.

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

Examples of possible instances where we may engage a third-party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination by March 3, 2027, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the ten years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.20 per public share initially held in the Trust Account, due to claims of such creditors. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third-party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.20 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective target business that executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third-party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.20 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

The funds in the Trust Account are currently held in cash in an interest-bearing account, and interest rate can vary significantly, which could reduce the interest income available for payment of taxes or reduce the value of the assets held in trust such that the per share redemption amount received by shareholders may be less than $12.02 per share.

We have instructed Continental Stock Transfer & Trust Company, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations and money market funds held in the Trust Account and to hold all funds in the Trust Account in cash in an interest-bearing demand deposit account until the earlier of consummation of our Business Combination or liquidation. Interest on such demand deposit account is variable and therefore such rate of interest may decrease or increase significantly. As a result, following such liquidation, we may receive less interest on the funds held in the Trust Account, which would reduce the dollar amount public shareholders would receive upon any redemption or liquidation of the Company, which may be reduced below $12.02 per share.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public shareholders.

In the event that the proceeds in the Trust Account are reduced below the lesser of (i) $10.20 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the liquidation of the trust account if less than $10.20 per public share due to reductions in the value of the funds in the Trust Account, in each case net of the interest that may be withdrawn to pay our tax obligations, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the Trust Account available for distribution to our public shareholders may be reduced below $10.20 per public share.

We may not have sufficient funds to satisfy indemnification claims of our directors and executive officers.

We have agreed to indemnify our officers and directors to the fullest extent permitted by law. However, our officers and directors have agreed to waive any right, title, interest or claim of any kind in or to any monies in the Trust Account and to not seek recourse against the Trust Account for any reason whatsoever (except to the extent they are entitled to funds from the Trust Account due to their ownership of public shares). Accordingly, any indemnification provided will be able to be satisfied by us only if (i) we have sufficient funds outside of the Trust Account or (ii) we consummate a Business Combination. Since we had a working capital deficit of $(325,469) as of March 31, 2026, we may not have sufficient funds to indemnify our officers and directors unless we are able to secure additional funding from our sponsor, its affiliates or other third parties. Our obligation to indemnify our officers and directors may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

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

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable for a fine of $18,292.68 and imprisonment for five years in the Cayman Islands.

Holders of Class A ordinary shares will not be entitled to vote on any appointment of directors we hold prior to our Business Combination.

Prior to our Business Combination, only holders of our Class B ordinary shares will have the right to vote on the appointment of directors. Holders of our public shares will not be entitled to vote on the appointment of directors during such time. In addition, prior to our Business Combination, holders of a majority of our Class B ordinary shares may remove a member of the board of directors for any reason. Accordingly, you may not have any say in the management of our company prior to the consummation of a Business Combination.

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

The grant of registration rights to our Sponsor and to our shareholders who executed non-redemption agreements in connection with our First Extension Meeting may make it more difficult to complete our Business Combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which Founder Shares are convertible and the Sponsor Loan Warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants.

In addition, in connection with the First Extension Meeting, our sponsor entered into a number of non-redemption agreements with certain of our existing shareholders. Pursuant to such agreements, our Sponsor has agreed to transfer a number of its existing Founder Shares at the time of consummation of the Business Combination in connection with such holders agreeing (i) not to redeem their public shares in connection with the First Extension Meeting and (ii) voting in favor of the proposals presented at the First Extension Meeting. In connection with the transfer of such Founder Shares, we agreed to register for resale such shares transferred to those certain shareholders following the consummation of the Business Combination.

The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our Sponsor or its permitted transferees are registered for resale.

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

We have the ability to redeem the outstanding Public Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per Public Warrant, if among other things the closing price of our Class A ordinary shares has been at least $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a Public Warrant) for any 20 trading days within the 30 trading-day period ending on the third trading day prior to proper notice of such redemption and provided that certain other conditions are met. If and when the Public Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the Public Warrants as set forth above even if the holders are otherwise unable to exercise the Public Warrants. Redemption of the outstanding Public Warrants could force you to (i) exercise your Public Warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your Public Warrants at the then-current market price when you might otherwise wish to hold your Public Warrants or (iii) accept the nominal redemption price which, at the time the outstanding Public Warrants are called for redemption, we expect would be substantially less than the market value of your Public Warrants. The Private Placement Warrants were cancelled effective July 11, 2025 in connection with the sponsor transition and, accordingly, no Private Placement Warrants remained outstanding as of March 31, 2026.

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

Our Warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our Business Combination.

We issued Public Warrants to purchase 11,500,000 of our Class A ordinary shares as part of the Units offered in our Public Offering, each exercisable to purchase one Class A ordinary share at $11.50 per whole share, subject to adjustment.

To the extent we issue ordinary shares for any reason, including to effectuate a Business Combination, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these Warrants could make us a less attractive acquisition vehicle to a target business. Such Warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the Business Combination. Therefore, our Warrants may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

Risks Relating to our Sponsor and Management Team

Since our Sponsor, executive officers and directors will lose their entire investment in us if our Business Combination is not completed (other than with respect to any public shares they may acquire), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our Business Combination.

On May 13, 2021, our Sponsor and the Funds paid $25,000, or approximately $0.004 per share, to cover certain of our offering and formation costs in consideration of 5,750,000 Founder Shares. Prior to the initial investment in the company of $25,000 by the Sponsor and the Funds, we had no assets, tangible or intangible. The per share price of the Founder Shares was determined by dividing the amount contributed to us by the number of Founder Shares issued. The Founder Shares will be worthless if we do not complete a Business Combination. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing a Business Combination and influencing the operation of the business following the Business Combination.

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

Following the completion of the Public Offering and until we consummate our Business Combination, we intend to engage in the business of identifying and combining with one or more businesses or entities. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities, including the special purpose acquisition company noted below and any other special purpose acquisition companies they may become involved with, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity, subject to his or her fiduciary duties under Cayman Islands law. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law.

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

As previously disclosed, management identified deficiencies in our internal control over financial reporting relating to (i) the accounting for complex financial instruments and (ii) the review and approval of adjustments to journal entries, which constituted material weaknesses. As of March 31, 2026, these material weaknesses had not been remediated. As a result of the identified material weaknesses, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

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

As previously disclosed, management identified deficiencies in our internal control over financial reporting relating to (i) the accounting for complex financial instruments and (ii) the review and approval of adjustments to journal entries, which constituted material weaknesses. As of March 31, 2026, these material weaknesses had not been remediated. As a result of the identified material weaknesses, management concluded that our internal control over financial reporting was not effective as of March 31, 2026.

To respond to the material weaknesses, we plan to devote significant effort and resources to the remediation and improvement of our internal controls over financial reporting before March 3, 2027. Our plans at this time include incorporating additional controls and procedures over the review of complex financial instrument valuations, increasing communication among our personnel and third-party professionals with whom we consult regarding accounting applications and incorporating additional procedures over the review of the general ledger and the review and approval of adjustment to journal entries. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects .

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

Our corporate affairs will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

If we become listed on a national securities exchange following our initial business combination, we may be considered a “controlled company” and may rely on exemptions from certain corporate governance requirements.

We are not currently listed on The Nasdaq Stock Market or any other national securities exchange and, as a result, we are not presently subject to Nasdaq corporate governance requirements, including those applicable to “controlled companies.” However, to the extent that our securities (or the securities of the combined company) are listed on a national securities exchange in connection with the consummation of our initial business combination, we may be considered a “controlled company” within the meaning of the applicable corporate governance standards.

Our Initial Shareholders own approximately 96.6% of our outstanding ordinary shares. As a result, we are considered a “controlled company” within the meaning of the Nasdaq corporate governance standards. Under the Nasdaq corporate governance standards, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including the requirements that:

•	we have a board that includes a majority of “independent directors,” as defined under the rules of the Nasdaq;
•	we have a compensation committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•	we have a nominating and corporate governance committee of our board that is comprised entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities.

We do not intend to utilize these exemptions and intend to comply with the corporate governance requirements of the Nasdaq, subject to applicable phase-in rules. However, if we determine in the future to utilize some or all of these exemptions, you will not have the same protections afforded to shareholders of companies that are subject to all of the Nasdaq corporate governance requirements.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We are a special purpose acquisition company with no business operations. Since our IPO, our sole activity has been identifying and evaluating suitable acquisition transaction candidates. As noted in Item 1A. Risk Factors of this Form 10-K, cybersecurity attacks or other information security incidents relating to the information systems and infrastructure that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. While we have not adopted formal processes for assessing cybersecurity risk and we have no company personnel or processes of our own for this purpose, we rely upon the technology of third parties, and we depend upon the personnel and the processes of third parties to identify and protect against cybersecurity threats. Our board of directors is responsible for the oversight of risks from cybersecurity threats, and in fiscal year 2026, we did not identify any cybersecurity threats that have materially affected our business strategy, results of operations, or financial condition.

Item 2. Properties

We currently maintain our executive offices at 732 S 6th Street, #5386, Las Vegas, NV 89101. We consider our current office space adequate for our current operations.

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

(b) Holders

At June 12, 2026, there was 1 holder of record of our Units, 3 holders of record of our separately traded Class A ordinary shares, 1 holder of record of our Class B ordinary shares and 3 holders of record of our separately traded Public Warrants.

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

In connection with the First Extension adopted at the First Extraordinary General Meeting held on May 23, 2023, we paid approximately $197.2 million in redemption proceeds to shareholders holding 18,751,603 Class A ordinary shares who exercised their right to redeem such shares at a per share redemption price of $10.51.

On February 29, 2024, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Second Extension”). In connection with the Second Extension, shareholders holding 3,036,666 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of $11.07. As a result, approximately $33,616,850 was removed from our Trust Account to pay such holders.

On February 28, 2025, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,006,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $11.56. As a result, approximately $11.64 million was removed from our Trust Account to pay such holders.

On March 2, 2026, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend the Company’s amended and restated memorandum and articles of association to further extend the date by which the Company must consummate a business combination from March 3, 2026 to March 3, 2027. In connection with such extension, shareholders holding 536 Class A ordinary shares exercised their right to redeem such shares. As a result, approximately $6,442 was removed from our Trust Account to pay such holders.

Other than as described above, there has been no material change in the planned use of proceeds from the Public Offering as described in our final Prospectus, dated December 2, 2021, which was filed with the SEC on November 30, 2021.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In connection with the Extension Proposal approved at the extraordinary general meeting of shareholders held on March 2, 2026, holders of an aggregate of 536 Class A ordinary shares exercised their right to redeem such shares for a pro rata portion of the funds in the Trust Account.

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

Lexasure Business Combination

On March 1, 2023, we entered the Lexasure Business Combination Agreement with Lexasure, Lexasure Pubco, the Merger Subs, the SPAC Representative, and the Seller Representative, for the Lexasure Business Combination. Pursuant to the Lexasure Business Combination Agreement, Lexasure Pubco was expected to serve as the parent company of each of the Company and Lexasure following the consummation of the Lexasure Business Combination. On April 19, 2023, pursuant to the Financial Side Letter, Lexasure agreed to loan us the Lexasure Loan up to a maximum of $600,000. The Lexasure Loan was unsecured and interest free. In connection with the Lexasure Loan, at the closing of the Lexasure Business Combination (or in the event of an Alternative Closing), the Sponsor had agreed to transfer a number of Ordinary Shares to Lexasure or its designee equal to (x) the amount of the Lexasure Loan that is used by us and not returned to Lexasure at or prior to the closing of the Lexasure Business Combination or Alternative Closing (less any amounts applied pursuant to the termination fee provision of the Lexasure Business Combination Agreement), divided by (y) $10.00 per share. Under the Financial Side Letter, the Lexasure Loan was intended to be repaid at the closing of the Lexasure Business Combination. In the event the Lexasure Business Combination Agreement was terminated, the Lexasure Loan was to be cancelled and no amounts would be owed by the Company, provided that any amounts advanced by Lexasure would reduce the amounts payable by Lexasure pursuant to the termination fee provision of the Lexasure Business Combination Agreement. On March 22, 2024, the parties entered into a Termination and Release Agreement pursuant to which they terminated the Lexasure Business Combination Agreement, and the Company was no longer pursuing the Lexasure Business Combination. In connection with the termination of the Lexasure Business Combination Agreement, the Lexasure Loan was cancelled in accordance with the Financial Side Letter and no amounts were owed by the Company.

Other Developments

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

On June 10, 2024, we received a notice from the Listing Qualifications Department (the “Staff”) of Nasdaq indicating that, as we were not able to complete a business combination within 36 months of the effectiveness of its IPO registration statement, or March 5, 2024, as required under Nasdaq Listing Rule IM-5101-2 (the “Rule”), we did not comply with the Rule and our securities were subject to delisting. In that regard, the Staff determined that our securities would be delisted from trading on Nasdaq and suspended at the opening of business on June 12, 2024. The Notice indicated that we had the right to appeal the Staff’s determination to a hearings panel. However, pursuant to Nasdaq Listing Rule 5815(c)(1)(H), in the case of a company whose business plan is to complete one or more acquisitions, such as the Company, where the Notice is based on a failure to satisfy the requirement of the Rule to consummate a business combination within 36 months, the panel may only reverse the delisting decision where there has been a factual error applying the Rule. Based on the foregoing, we decided not to appeal the suspension.

On February 28, 2025, we held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,006,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $11.56. As a result, approximately $11.64 million was removed from our Trust Account to pay such holders. The Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

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

Effective as of August 14, 2025, the Board of Directors dismissed Marcum LLP as the Company's independent registered public accounting firm. Effective as of August 15, 2025, the Board of Directors approved the appointment of Aloba, Awomolo & Partners as the Company's independent registered public accounting firm. On August 14, 2025, Valleypark Road, LLC agreed to loan to the Company up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note payable upon the consummation of a Business Combination.

On February 24, 2026, Brian Coad resigned from the Board of Directors of the Company. Mr. Coad's resignation was not the result of any disagreement with the Company on any matter relating to the Company's operations, policies, or practices.

On February 24, 2026, the Company entered into the 2026 Non-Redemption Agreement among the Company, Valleypark Road, LLC and Funicular Funds, LP, pursuant to which Funicular agreed not to redeem 200,000 Class A ordinary shares in connection with the Fourth Extension Meeting. In consideration, the New Sponsor agreed to transfer an aggregate of 90,000 Founder Shares to Funicular, contingent upon the closing of the initial Business Combination.

On March 2, 2026, the Company held the Fourth Extension Meeting at which shareholders approved, by special resolution, the proposal to amend and restate the Company's amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2026 to March 3, 2027, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the "Fourth Extension"). The Fourth Extension proposal passed with 5,950,000 votes for, zero against, and one abstention. In connection with the Fourth Extension, shareholders holding 536 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $12.02. As a result, $6,442 was removed from our Trust Account to pay such holders. Following the Fourth Extension, 204,450 Class A ordinary shares subject to possible redemption remained outstanding.

On April 17, 2026, the Company entered into the Merger Agreement with Tigerless Health, Inc., Pubco, and two merger subsidiaries, as further described in "Item 1. Business" above.

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

Results of Operations

As of March 31, 2026, we had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2026 relates to our formation and the IPO and, subsequent to the closing of the IPO, identifying a target company for an Initial Business Combination and costs related to the Lexasure Business Combination which was terminated. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after the completion of our Initial Business Combination, at the earliest. We will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. We incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence and transaction expenses.

For the year ended March 31, 2026, we had a net loss of $1,696,790, which consisted of formation and operating costs of $280,643 and a change in fair value of warrant liability of $1,574,244, partially offset by interest income on the Trust Account of $81,077, bank interest income of $36 and forgiveness of debt of $76,984.

For the year ended March 31, 2025, we had net income of $1,637,099, which consisted primarily of formation and operating costs of $298,096, offset by interest income earned on cash and marketable securities held in the Trust Account of $541,412, change in fair value of the derivative warrant liability of $1,116,244, and extinguishment of debt of $277,539.

As of March 31, 2026 and 2025, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Liquidity and Capital Resources; Going Concern

As of March 31, 2026, we had $4,540 in cash and a working capital deficit of $325,469

In order to finance transaction costs in connection with an Initial Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us Working Capital Loans as may be required. Such Working Capital Loans would be evidenced by promissory notes. The Working Capital Loans may be repaid upon completion of an Initial Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the Working Capital Loans may be converted upon completion of an Initial Business Combination into warrants at a price of $1.00 per warrant. Such warrants would have terms identical to those described in the working capital promissory note. In the event that an Initial Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

On February 1, 2023, we executed the WCL Agreement, a Working Capital Loan pursuant to which the Sponsor agreed to loan us funds up to $1,500,000. As of March 31, 2026, the Company had no outstanding liability under the Working Capital Loan, as the outstanding balance of $1,471,195 was waived and forgiven by the former sponsor in connection with the sponsor transition effective July 11, 2025.

On August 14, 2025, Valleypark Road, LLC agreed to loan to the Company up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note payable upon the consummation of a Business Combination, with an option to convert the principal balance, in whole or in part, into warrants at a conversion price of $1.50 per share upon consummation of a Business Combination

 For the year ended March 31, 2026, net cash used in operating activities was $188,812, which was due to non-cash adjustments to net loss related to the change in fair value of the derivative warrant liability of $1,574,244, sponsor waived liabilities of $400,068, interest income on cash and cash equivalents held in the Trust Account of $34,015 and dividend income of $47,062, partially offset by net loss of $1,696,790 and changes in operating assets and liabilities of $385,257

For the year ended March 31, 2025, net cash used in operating activities was $358,373, which was due to non-cash adjustments to net income related to the change in fair value of the derivative warrant liability of $1,116,244 and interest income on cash and cash equivalents held in the Trust Account of $541,412, partially offset by net income of $1,637,099 and changes in operating assets and liabilities of $337,816.

For the year ended March 31, 2026 and March 31, 2025, there were no investing activities

For the year ended March 31, 2026, net cash provided by financing activities was $191,741, which was due to proceeds from note payable and advances from related party of $191,741.

For the year ended March 31, 2025, net cash provided by financing activities was $175,251, which was due to $175,251 received as related party advances

Based on the foregoing, it is possible that the $ 4,540 in cash held outside the Trust Account on March 31, 2026 might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the Initial Business Combination, we have used and may continue to use these funds to pay existing accounts payable, identify and evaluate prospective Initial Business Combination candidates, perform due diligence on prospective target businesses, pay for travel expenditures, select the target business to merge with or acquire, and structure, negotiate and consummate the Initial Business Combination.

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

Contractual Obligations

Registration Rights

The holders of the Founder Shares and Warrants that may be issued upon conversion of Working Capital Loans or an extension loan (and any ordinary shares issuable upon exercise of warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to the Founder Shares Registration Rights Agreement, which requires us to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A Ordinary Shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of an Initial Business Combination and rights to require us to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the Founder Shares Registration Rights Agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Our statement of operations includes a presentation of income per share for Ordinary Shares subject to possible redemption in a manner similar to the two-class method of income per share. The remeasurement associated with the redeemable Class A Ordinary Shares is excluded from net loss per ordinary share as the redemption value approximates fair value. We have not considered the effect of the Public Warrants to purchase an aggregate of 11,500,000 of our Class A Ordinary Shares in the calculation of diluted income per share, since their exercise is contingent upon future events. The 11,700,000 Private Placement Warrants were cancelled during the year ended March 31, 2026 in connection with the transition to a new sponsor and are no longer outstanding. Net income per share, basic and diluted, for Class A and Class B non-redeemable Ordinary Shares is calculated by dividing the net income, adjusted for income or loss attributable to Class A redeemable Ordinary Shares, by the weighted average number of Class A and Class B non-redeemable Ordinary Shares outstanding for the period. Class A and Class B non-redeemable Ordinary Shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income or losses of the Trust Account. At March 31, 2026 and 2025, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into Ordinary Shares and then share in the earnings of our Company. As a result, diluted income per share is the same as basic income per share for the period presented.

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

As of March 31, 2026, only the Public Warrants remain outstanding and are classified as liabilities measured at fair value. The 11,700,000 Private Placement Warrants were cancelled during the year ended March 31, 2026 in connection with the transition to a new sponsor, and the related warrant liability was eliminated and recorded as a capital contribution.

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

For further information on the Forward Purchase Agreement and the Forward Purchase Securities, please see “Item 1. Business.”

Recent Accounting Pronouncements

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" ("ASU 2023-09"). This update requires companies to disclose specific categories in the income tax rate reconciliation and provide additional information for certain reconciling items. For public business entities, ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of ASU 2023-09 on its financial statements.

The Company's management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the accompanying financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following the signature page to this Report and is included herein by reference.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our principal executive officer and principal financial and accounting officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at March 31, 2026. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not have effective internal control over financial reporting at March 31, 2026.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, management’s report is not subject to attestation by our independent registered public accounting firm.

Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, management identified a deficiency in internal control over financial reporting relating to the accounting for complex financial instruments, which constituted a material weakness. In addition, as previously disclosed, management identified a deficiency in internal control over financial reporting related to the review and approval of adjustment to journal entries. As of March 31, 2026, the identified material weaknesses in our internal controls over financial reporting have not yet been remediated.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2026, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

During the quarter ended March 31, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K; and (ii) there was no information that was required to be disclosed on a Current Report on Form 8-K during such quarter that was not so disclosed.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

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

The Board administers its cybersecurity risk oversight function directly (or through the audit committee when such committee is operational). The Board (or the audit committee when operational) has primary responsibility for overseeing our risk assessment and risk management policies (including with respect to cybersecurity matters). Additionally, the Board is informed regarding the risks facing the Company and coordinates with management and our cybersecurity team to ensure our board receives regular risk assessment updates from management. The Company does not currently retain any third party vendor to be responsible for identifying, assessing and managing the Company’s risks from cybersecurity threats.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our charter.

Our board of directors is structurally divided into three classes with only one class of directors being appointed in each year, and with each class serving a three-year term. However, at present the Company only has one director. We believe that this is sufficient given our current status as a shell corporation. In connection with any change(s) to such status, we will duly elect qualified individuals to our board of directors.

Director Independence

The Company does not have any directors on its board of directors who qualify as independent directors under the listing rules of Nasdaq listing standards.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating committee. However, as of the date of the Purchase Agreement with the New Sponsor, these committees are no longer populated nor operational and are not expected to be so until consummation of a business combination. Given the Company’s current status as a shell company, the board believes this is appropriate for the Company at this time.

Director Nominations

The board established a nominating and governance committee at the time of the IPO. However, as of the date of the Purchase Agreement with the New Sponsor, this committee is no longer populated nor operational and is not expected to be so until consummation of a business combination. Director nominees are considered by the entire board, which presently consists of Wei Qian. Given the Company’s current status as a shell company, the board believes this is appropriate for the Company at this time.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information available to us as of June 12, 2026, with respect to our Ordinary Shares held by:

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

In the table below, percentage ownership is based on 5,954,450 Ordinary Shares outstanding as of the record date, representing 204,450 Class A ordinary shares subject to possible redemption, 5,749,999 Class A ordinary shares not subject to possible redemption, and 1 Class B ordinary share. Voting power represents the combined voting power of Ordinary Shares owned beneficially by such person. On all matters to be voted upon, the holders of the Ordinary Shares vote together as a single class. The table below does not include any Ordinary Shares underlying our outstanding warrants because such securities are not exercisable within 60 days of June 12, 2026.

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

Effective as of July 11, 2025, the Sponsor and Valleypark Road, LLC entered into a purchase agreement pursuant to which, among other things, the Sponsor transferred to Valleypark Road, LLC an aggregate of 2,238,999 Class A ordinary shares and one Class B ordinary share.

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

Registration Rights

The holders of the Founder Shares and warrants that may be issued upon conversion of Working Capital Loans or Extension Loan (and any ordinary shares issuable upon the exercise of the warrants issued upon conversion of the Working Capital Loans or Extension Loan and upon conversion of the Founder Shares) are entitled to registration rights pursuant to a registration rights agreement requiring the Company to register such securities for resale (in the case of the Founder Shares, only after conversion to Class A ordinary shares). The holders of these securities are entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Item 14. Principal Accountant Fees and Services.

The following is a summary of fees paid or to be paid to Aloba Awomolo & Partners (“AAP”), our independent registered public accounting firm, for services rendered during the fiscal years ended March 31, 2026 and March 31, 2025.

Audit Fees

Audit fees consist of fees for professional services rendered for the audit of our annual financial statements and services that are normally provided in connection with statutory and regulatory filings.

For the fiscal year ended March 31, 2026, the aggregate fees billed by AAP for professional services rendered for the audit of our annual financial statements and the review of interim financial information included in our Forms 10-Q totalled approximately $40,000, excluding applicable taxes.

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

Audit-Related Fees

We did not pay AAP any audit-related fees during the fiscal years ended March 31, 2026 or March 31, 2025.

Tax Fees

We did not pay AAP for tax compliance, tax planning or tax advisory services during the fiscal years ended March 31, 2026 or March 31, 2025.

All Other Fees

We did not pay AAP for any other services during the fiscal years ended March 31, 2026 or March 31, 2025.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2026, by and among Tigerless Health, Inc., Tigerless AI Holdings Inc., Tigerless Merger Sub 1 Corp., Tigerless Merger Sub 2 Corp., and Piermont Valley Acquisition Corp. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on April 20, 2026)

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

10.8	Share Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report as filed with the SEC on July 14, 2025).
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1.**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	Inline Taxonomy Extension Definition Linkbase*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase*
104	Cover page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

PIERMONT VALLEY ACQUISITION CORP

Date: June 18, 2026	/s/ Wei Qian
	Name:	Wei Qian
	Title:	Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wei Qian	Chairman and Chief Executive Officer	June 18, 2026
Wei Qian	(Principal Executive Officer)

PIERMONT VALLEY ACQUISITION CORP

ALOBA, AWOMOLO & PARTNERS

(Chartered Accountants)

Floor 4, Providence Court, Ajibade Bus Stop, Beside CocaCola Ibadan, Oyo

State, Nigeria

Tel: 08055439586, 08034725835

Email: audits@alobaawomolo.org;

alobaawomolopartners@gmail.com; website: www.alobaawomolo.org

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Piermont Valley Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Piermont Valley Acquisition Corp. (the “Company”) as of March 31, 2026 and 2025, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years then ended, including the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a working capital deficit, limited cash available outside the Trust Account, and has incurred recurring costs associated with pursuing a business combination. In addition, if the Company is unable to consummate a business combination by March 3, 2027, the Company will be required to cease operations and liquidate. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ibadan, Nigeria

May 29, 2026

PIERMONT VALLEY ACQUISITION CORP

BALANCE SHEETS

	March 31, 2026	March 31, 2025
ASSETS:
Current assets:
Cash	$4,540	$1,611
Prepaid expenses	-	2,798
Total current assets	4,540	4,409

Cash and cash equivalents held in trust	2,456,980	2,382,346
Total Assets	2,461,520	2,386,755

LIABILITIES AND SHAREHOLDERS' Deficit
Accrued expenses	$74,212	$462,267
Advances from related party	255,797	64,056
Note payable - sponsor	-	1,471,195
Total current	330,009	1,997,518

Warrant liability - private warrants	-	27,449
Warrant liability - public warrants	1,150,000	16,307
Total liabilities	1,480,009	2,041,274

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,450 and 204,986 shares at redemption value as of March 31, 2026 and March 31, 2025 respectively	2,456,980	2,382,346

Shareholder's Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	0	0
Accumulated deficit	(1,476,044)	(2,037,440)
Total Shareholder's Deficit	(1,475,469)	(2,036,865)
Total Liabilities and Shareholder's Deficit	$2,461,520	$2,386,755

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF OPERATIONS

	For the Year	For the Year
	Ended	Ended
	March 31, 2026	March 31, 2025
EXPENSES
Formation and operating costs	$280,643	$298,096
TOTAL EXPENSES	280,643	298,096

OTHER INCOME / (EXPENSES)
Interest income on trust account	81,077	541,412
Forgiveness of Debt	76,984	-
Extinguishment of debt	-	277,539
Bank interest income	36	-
Change in fair value of warrant liability	(1,574,244)	1,116,244
TOTAL OTHER INCOME / (EXPENSES)	(1,416,147)	1,935,195

NET (LOSS) / INCOME	$(1,696,790)	$1,637,099

Weighted average shares outstanding, basic and diluted	204,957	1,126,227
Basic and diluted net income per class A redeemable ordinary share	$(0.28)	$0.24

Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999
Basic and diluted net income per class A non-redeemable ordinary share	$(0.28)	$0.24

Weighted average shares outstanding, basic and diluted	1	1
Basic and diluted net income per class B ordinary share	$(0.28)	$0.24

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE YEAR ENDED MARCH 31, 2026

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)
Current period accretion	-	-	-	-	(81,077)	(81,077)
Forgiveness of due to related party balance	-	-	-	-	400,068	400,068
Cancellation of Private Warrants	-	-	-	-	468,000	468,000
Waiver of Notes Payable from related party	-	-	-	-	1,471,195	1,471,195
Net loss	-	-	-	-	(1,696,790)	(1,696,790)
Balance – March 31, 2026	1	$-	5,749,999	$575	$(1,476,044)	$(1,475,469)

FOR THE YEAR ENDED MARCH 31, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholder's
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2024	1	-	5,749,999	575	(3,133,127)	(3,132,552)
Current period accretion	-	-	-	-	(541,412)	(541,412)
Net income	-	-	-	-	1,637,099	1,637,099
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

STATEMENTS OF CASH FLOWS

	For the Year	For the Year
	Ended	Ended
	March 31, 2026	March 31, 2025
Cash Flows from Operating Activities:
Net (loss) / income	$(1,696,790)	$1,637,099
Adjustments to reconcile net loss to net cash provided by operating activities
Sponsor waived liabilities	400,068	-
Loss / (gain) on change in fair value of derivative liabilities	1,574,244	(1,116,244)
Interest income on trust account	(81,077)	(541,412)
Changes in operating assets and liabilities:
Prepaid expenses	2,798	(2,799)
Accounts payable and accrued expenses	(388,055)	(335,017)
Net Cash Used In Operating Activities	(188,812)	(358,373)

Cash Flows from Investing Activities:
	-	-
Net Cash Provided By Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from note payable and advances from related party	191,741	111,195
Proceeds from related party advances	-	64,056
Net Cash Provided By Financing Activities	191,741	175,251

Net change in cash	2,929	(183,122)

Cash - Beginning of the year	1,611	184,733

Cash - End of the Year	$4,540	$1,611

Supplemental Schedule of Non-Cash Financing Activities:

Waiver of notes payable from related party	$1,471,195	-
Forgiveness of related-party balance	$400,068	-
Cancellation of private warrants	$468,000	-
Remeasurement adjustment	$81,077	$541,412

The accompanying notes are an integral part of the financial statements

PIERMONT VALLEY ACQUISITION CORP

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 and 2025

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

As of March 31, 2026, the Company had not commenced any operations. All activity for the period from April 20, 2021 (inception) through March 31, 2026 relates to the Company’s formation, initial public offering consummated on December 3, 2021 (“Initial Public Offering”) and search for a prospective target company, which is described below. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering and the Private Placement (as defined below) deposited in the Trust Account (as defined below). The Company has selected March 31 as its fiscal year end.

On May 12, 2021, CEMAC Sponsor LP (the "IPO Sponsor") purchased an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.004 per share.

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

Simultaneously with the closing of the Public Offering, the Company completed the private sale of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to IPO Sponsor, at a price of $1.00 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

The Company previously entered into the Forward Purchase Agreement, as amended, with Camber Base, LLC, an affiliate of Brown University (the “Forward Purchase Investor”) pursuant to which the Forward Purchase Investor, or any of its subsidiaries or affiliates, may, at the sole written election of the Forward Purchase Investor, purchase up to $20.0 million Forward Purchase Units, for $10.00 per Forward Purchase Unit, in a private placement that will close substantially concurrently with the closing of our Initial Business Combination. One Forward Purchase Unit consists of one Forward Purchase Share and one-half of one Forward Purchase Warrant. The Forward Purchase Investor has agreed that it, and any of its subsidiaries or affiliates will not redeem any Class A Ordinary Shares held by any of them in connection with the Initial Business Combination. Each whole Forward Purchase Warrant is exercisable to purchase one Class A Ordinary Share at $11.50 per share. The Forward Purchase Warrants will have the same terms as the Public Warrants and the Forward Purchase Shares will be identical to the Class A Ordinary Shares included in the Units sold in the IPO, except the Forward Purchase Shares will be subject to transfer restrictions and certain registration rights. The purchase of the Forward Purchase Units may be made regardless of whether any of our Class A Ordinary Shares are redeemed by our Public Shareholders and are intended to provide us with a minimum funding level for our Initial Business Combination. The proceeds from the sale of Forward Purchase Units may be used as part of the consideration to the sellers in our Initial Business Combination, expenses in connection with our Initial Business Combination and for working capital in the post-transaction company. In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated, and neither party has any further obligations thereunder.

On March 1, 2023, the Company entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), Lexasure Financial Holdings Corp., a Cayman Islands exempted company limited by shares (“Pubco”), CEMAC Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly-owned subsidiary of Pubco (“SPAC Merger Sub”), Lexasure Merger Sub Inc., a Cayman Islands exempted company limited by shares and a wholly- owned subsidiary of Pubco (“Company Merger Sub” and, together with SPAC Merger Sub, the “Merger Subs”), the IPO Sponsor, in the capacity as the representative from and after the effective time for the shareholders of the Company and Pubco (other than the former Lexasure shareholders) (the “SPAC Representative”), and Ian Lim Teck Soon, an individual, in the capacity as the representative from and after the Effective Time for the former Lexasure shareholders (the “Seller Representative”) for an initial business combination (the “Lexasure Business Combination”).

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with IPO Sponsor and certain unaffiliated third parties (individually, an “NRA Holder” and collectively, the “NRA Holders”) pursuant to which the NRA Holders agreed either not to request redemption, or to reverse any previously submitted redemption demand, with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering in connection with the 2023 Extraordinary Meeting (as defined below). In consideration of the foregoing agreements, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination by the then-applicable business combination deadline, (i) IPO Sponsor or its designees would have been required to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 Class A ordinary shares, and (ii) the Company would have been required to issue to the NRA Holders a number of Class A ordinary shares equal to such forfeited shares. The Company did not consummate an initial Business Combination by the then-applicable business combination deadline, and the forfeiture and issuance provisions under these non-redemption agreements were not triggered.

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

On May 23, 2023, in connection with the 2023 Extraordinary Meeting, IPO Sponsor converted 5,749,999 Class B ordinary shares into an equal number of Class A ordinary shares (the "Founder Conversion"). The Class A ordinary shares issued in the Founder Conversion remain subject to the same restrictions that applied to the Class B ordinary shares prior to conversion, including transfer restrictions, waiver of redemption rights, and the obligation to vote in favor of an initial Business Combination, as described in the IPO prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

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

On April 19, 2024, IPO Sponsor entered into a securities purchase agreement with Vikasati Partners LLC ("Vikasati Sponsor" and, together with IPO Sponsor, the "Prior Sponsors"), pursuant to which, among other things, Vikasati Sponsor would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from IPO Sponsor, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Sponsor would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

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

On February 28, 2025, the Company held another extraordinary general meeting of shareholders at which our shareholders approved, by special resolution, the proposal to amend and restate the Company’s amended and restated memorandum and articles of association to further extend the date by which we must (1) consummate our Business Combination from March 3, 2025 to March 3, 2026, (2) cease our operations except for the purpose of winding up if we fail to complete such Business Combination, and (3) redeem all of the Class A ordinary shares included as part of the Units sold in the Public Offering (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,006,745 Class A Ordinary Shares exercised their right to redeem such shares at a per share redemption price of approximately $11.56. As a result, approximately $ 11.64 million was removed from our Trust Account to pay such holders.

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, Vikasati Sponsor and Valleypark Road, LLC (“New Sponsor”) entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Sponsor transferred to New Sponsor an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) the Company, Valleypark and Vikasati Sponsor executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Sponsor gave to New Sponsor the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by IPO Sponsor at the time of the IPO.

Effective as of August 14, 2025, the Company’s Board of Directors dismissed Marcum LLP (“Marcum”) as the Company’s independent registered public accounting firm. Effective as of August 15, 2025, the Company’s Board of Directors engaged Aloba, Awomolo & Partners (“Aloba”) as the Company’s independent registered public accounting firm. The reports of Marcum on the Company’s financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph relating to substantial doubt about the Company’s ability to continue as a going concern. During the fiscal years ended March 31, 2023 and 2022 and the subsequent interim period through August 14, 2025, the date of Marcum’s dismissal, there were (a) no disagreements, as defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions, between the Company and Marcum on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to Marcum’s satisfaction, would have caused Marcum to make reference to the subject matter of the disagreement in connection with its reports on the Company’s financial statements; and (b) no “reportable events,” as defined in Item 304(a)(1)(v) of Regulation S-K and the related instructions, except for the previously disclosed material weakness in the Company’s internal control over financial reporting described below.

As previously disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023, in connection with the restatement of the Company’s previously issued financial statements, the Company identified a material weakness in its internal control over financial reporting relating to the accounting for complex financial instruments. The restatement of the Company’s previously issued financial statements to correct the underlying accounting error has been completed and the corrected accounting treatment has been reflected in subsequent filings, as applicable. However, the completion of the restatement did not, by itself, remediate the underlying material weakness. As of March 31, 2026, the material weakness had not been fully remediated. Management’s current conclusions regarding the effectiveness of the Company’s disclosure controls and procedures and the current status of the Company’s remediation efforts are described in the section entitled “Controls and Procedures”.

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

Effective February 24, 2026, the Company and the New Sponsor entered into a non-redemption agreement with an unaffiliated third-party shareholder pursuant to which such shareholder agreed not to redeem an aggregate of 200,000 Class A ordinary shares in connection with the March 2, 2026 extension meeting. In exchange for the foregoing commitment, the New Sponsor agreed to transfer to such shareholder, immediately prior to the closing of the initial Business Combination, an aggregate of 90,000 Founder Shares held by the New Sponsor, provided that such shareholder did not exercise its redemption rights with respect to such shares in connection with the extension meeting.

On March 2, 2026, the Company held an extraordinary general meeting of shareholders at which the Company’s shareholders approved an amendment to the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate an initial Business Combination from March 3, 2026 to March 3, 2027. In connection with the Fourth Extension, shareholders holding 536 Class A ordinary shares exercised their right to redeem such shares at a per share redemption price of $12.02. As a result, $6,442 was removed from the Trust Account to pay such holders. Following the Fourth Extension, 204,450 Class A ordinary shares subject to possible redemption remained outstanding.

During the year ended March 31, 2026, the Company recorded the waiver and forgiveness of certain liabilities by the Prior Sponsors and related parties in connection with the previously disclosed transition to New Sponsor. As part of this transition, Vikasati Sponsor waived and forgave amounts due to related parties, cancelled private placement warrants, waived notes payable, and forgave a related party note. These items were recorded as capital contributions and resulted in a reduction of the Company’s shareholders’ deficit. The decrease in shareholders’ deficit was partially offset by the net loss incurred during the period and accretion related to redeemable shares.

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

As of December 3, 2021, transaction costs amounted to $13,428,526, consisting of $4,600,000 of underwriting fees paid at closing, $8,050,000 of deferred underwriting fees originally payable upon consummation of a Business Combination, and $778,526 of other offering costs. The deferred underwriting fees were subsequently waived by the underwriters, and no deferred underwriting fees remain payable. Cash of $4,540 was held outside of the Trust Account on March 31, 2026 and available for working capital purposes.

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. However, to mitigate the risk of the Company being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), instructed Continental to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash items until the earlier of consummation of its Business Combination or liquidation.

The following table presents a roll-forward of the amounts held in the Trust Account from the initial funding of the Trust Account through March 31, 2026:

Amount
Balance at inception	$—
Initial funding of Trust Account in connection with the Initial Public Offering and full exercise of the over-allotment option	234,600,000
Interest and investment income earned	16,409
Balance at March 31, 2022	$234,616,409
Interest and investment income earned	5,825,601
Balance at March 31, 2023	$240,442,010
Redemptions in connection with May 2023 extension vote	(197,192,734)
Extension contributions deposited into Trust Account	450,000
Interest and investment income earned	3,400,608
Redemptions in connection with February 2024 extension vote	(33,616,850)
Balance at March 31, 2024	$13,483,034
Redemptions in connection with February 2025 extension vote	(11,642,099)
Interest and investment income earned	541,411
Balance at March 31, 2025	$2,382,346
Redemptions in connection with March 2026 extension vote	(6,442)
Interest income earned	81,077
Balance at March 31, 2026	$2,456,980

No amounts were withdrawn from the Trust Account during the periods presented to pay taxes or as permitted withdrawals. As a Cayman Islands exempted company, the Company is not subject to Cayman Islands income, corporation, capital gains or franchise taxes, and the Company has not been required to make any withdrawals from the Trust Account to satisfy U.S. federal or state income tax obligations or other permitted withdrawals during any of the periods presented.

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

The Company originally had a 27-month period from the closing of the Initial Public Offering, until March 3, 2024, to consummate a Business Combination, which deadline has been extended from time to time as described above and is currently March 3, 2027 (the 'Combination Period'). If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

The Sponsor has agreed to waive its rights to liquidating distributions from the Trust Account with respect to the Founder Shares it will receive if the Company fails to complete a Business Combination within the Combination Period. However, if the Sponsor or any of its respective affiliates acquire Public Shares, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have waived their rights to receive the deferred underwriting commissions. Accordingly, no deferred underwriting commissions remain payable, whether or not the Company completes a Business Combination.

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

Going Concern Consideration

 As of March 31, 2026, the Company had cash of $4,540 and a working capital deficit of $325,469. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with FASB Accounting Standards Update (“ASU”) Topic 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company’s management has determined that these liquidity risks, as well as if the Company is unsuccessful in consummating an initial Business Combination within the Combination Period, the requirement that the Company cease all operations, redeem the Public Shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company’s management has determined that the Company does not have funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial Business Combination or the winding up of the Company as stipulated in the Charter. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which contemplate continuation of the Company as a going concern.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”).

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

Use of Estimates

The preparation of the accompanying financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the balance sheet.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $4,540 and $1,611 as of March 31, 2026 and March 31, 2025, respectively.

Cash and Cash Equivalents Held in Trust Account

At March 31, 2026 and 2025, the assets held in the Trust Account were held in cash and cash equivalents. Amounts held in the Trust Account may be used only for purposes permitted under the Company’s amended and restated memorandum and articles of association and the trust agreement governing the Trust Account, including the consummation of an initial Business Combination, the redemption of Public Shares, payment of certain taxes and permitted withdrawals, or the liquidation of the Company if it does not complete an initial Business Combination within the required time period.

Previously, amounts held in the Trust Account could be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act. To mitigate the risk of the Company being deemed to have been operating as an unregistered investment company, the Company instructed the trustee to liquidate any U.S. government treasury obligations or money market funds held in the Trust Account and to hold all funds in the Trust Account in cash items until the earlier of consummation of its initial Business Combination or liquidation.

At March 31, 2026 and 2025, the Company had approximately $2.46 million and $2.38 million cash and cash equivalents held in the Trust Account, respectively.

Offering Costs associated with the Initial Public Offering

The Company complies with the requirements of ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering”. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering. Upon completion of the Initial Public Offering, offering costs associated with warrant liabilities are expensed as incurred. Offering costs associated with the Units were allocated between temporary equity and the Public Warrants by the relative fair value method. Offering costs of $778,526 consisted principally of costs incurred in connection with preparation for the Initial Public Offering. These offering costs, together with the underwriting commissions of $12,650,000 (or $4,600,000 paid in cash upon the closing of the Initial Public Offering and a deferred fee of $8,050,000), were allocated between temporary equity, the Public Warrants and the Private Placement Warrants in a relative fair value method upon completion of the Initial Public Offering. Of these costs, $778,526 were allocated to the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement and are charged to the statements of operations.

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2026 and 2025, 204,450 and 204,986 Class A ordinary shares subject to possible redemption in the amount of $2,456,980 and $2,382,346, respectively, are presented as temporary equity, outside of the shareholders' equity section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of March 31, 2026, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $81,077. As of March 31, 2025, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $541,411.

At March 31, 2026 and 2025, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Number of Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	$234,616,409
Plus:
Current period remeasurement of carrying value to redemption value	-	5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269)	(230,809,584)
Plus:
Extension contributions deposited into Trust Account		450,000
Current period remeasurement of carrying value to redemption value		3,400,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	$13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745)	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value	-	541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	$2,382,346
Less:
Redemption of Class A ordinary shares	(536)	(6,442)
Plus:
Current period remeasurement of carrying value to redemption value		81,076
Class A ordinary shares subject to possible redemption – March 31, 2026	204,450	$2,456,980

Net income per share

Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of over-allotment and (iii) Private Placement, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net income per ordinary share (in dollars, except per share amounts):

	Year Ended March 31, 2026
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net loss	(58,400)	(1,638,390)	-
Basic and diluted weighted average shares outstanding	204,957	5,749,999	1
Basic and diluted net loss per share	$(0.28)	$(0.28)	-

	Year Ended March 31, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income	268,133	1,368,966	-
Basic and diluted weighted average shares outstanding	1,126,227	5,749,999	1
Basic and diluted net income per share	$0.24	$0.24	-

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2026 and 2025. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Fair Value of Financial Instruments

“Fair value” is defined as the price that would be received for sale of an asset or paid to transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. Prior to their termination or cancellation, the Company accounted for the Forward Purchase Agreement and Private Placement Warrants as derivative instruments. As of March 31, 2026, only the Public Warrants remained outstanding and were classified as derivative liabilities subject to remeasurement at fair value. As the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement meet the definition of a derivative, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement are measured at fair value at issuance and at each reporting date in accordance with ASC Topic 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change.

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

Segment Information

The Company accounts for operating segments in accordance with ASC Topic 280, Segment Reporting. Operating segments are defined as components of an enterprise for which separate financial information is available and is regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM has been identified as its Chief Executive Officer. The Company has determined that it operates as one operating segment and one reportable segment.

Recent Accounting Standards

In August 2020, the FASB issued ASU Topic 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments, and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The adoption of this ASU resulted in additional disclosures but did not have a material impact on the Company’s unaudited interim financial statements.

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

The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 in connection with the transition to a new sponsor and are no longer outstanding.

In connection with the transition to a new sponsor, the Company’s former sponsor agreed to cancel and forfeit all outstanding Private Placement Warrants held by the former sponsor. As a result, the Private Placement Warrants were cancelled and were no longer outstanding as of the end of the period. The cancellation of the Private Placement Warrants was accounted for as a capital contribution and resulted in the elimination of the related warrant liability from the Company’s balance sheet.

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

On February 24, 2026, the Company and the New Sponsor entered into a non-redemption agreement with an unaffiliated third-party shareholder pursuant to which such shareholder agreed not to redeem an aggregate of 200,000 Class A ordinary shares in connection with the March 2, 2026 extension meeting. In exchange for the foregoing commitment, the New Sponsor agreed to transfer to such shareholder, immediately prior to the closing of the initial Business Combination, an aggregate of 90,000 Founder Shares held by the New Sponsor, provided that such shareholder did not exercise its redemption rights with respect to such shares in connection with the extension meeting.

Due to Related Party

The Sponsor paid certain offering costs and operating costs on behalf of the Company. These advances were due on demand and are noninterest bearing. The Company repaid the Sponsor in excess of the amounts due. As of March 31, 2026 and March 31, 2025, the New Sponsor had paid operating and formation costs of $255,797 and $64,056, respectively, on behalf of the Company."

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

On August 14, 2025, Valleypark Road, LLC agreed to loan to the Company up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note (the "New WCL Note") payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, Valleypark Road, LLC will have the option, but not the obligation, to convert the principal balance of the New WCL Note, in whole or in part, into warrants at a conversion price of $1.50 per share, which warrants will be identical to the private placement warrants sold concurrently with our Initial Public Offering. If the Company does not consummate a Business Combination, the New WCL Note will not be repaid and all amounts owed thereunder will be forgiven, except to the extent the Company has funds available outside the Trust Account. As of March 31, 2026, the Company had $255,797 outstanding under the New WCL Note and related party advances.

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

On February 28, 2025, the Company held another Extraordinary Meeting, at which the Company’s shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2026, and to permit the Board, in its sole discretion, to elect to wind up the Company’s operations on an earlier date than March 3, 2026. On March 2, 2026, the Company’s shareholders approved a further extension to March 3, 2027.

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

Underwriting Agreement

The Company granted the underwriters a 45-day option from the date of the Initial Public Offering to purchase up to 3,000,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less underwriting discounts and commissions. On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the full exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000.

The underwriters were paid a cash underwriting discount of $0.20 per Unit, or $4,600,000, upon the closing of the Initial Public Offering. The underwriting agreement also provided for a deferred underwriting fee of $0.35 per Unit, or $8,050,000, payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completed a Business Combination, subject to the terms of the underwriting agreement.

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

In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated. As a result, neither the Company nor Camber has any further obligations under the Forward Purchase Agreement, and Camber will not purchase any Forward Purchase Units in connection with the Business Combination.

Vendor Agreements

As of March 31, 2026, the Company had incurred unpaid legal fees of $74,212 which are included in accrued expenses on the accompanying balance sheets. These fees will only become due and payable upon the consummation of a Business Combination.

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

Non-Redemption Agreements

The Company initially had until March 3, 2023 to consummate a Business Combination, with an automatic three-month extension if the Company signed a definitive agreement with respect to a Business Combination within such 15-month period, as described in the final prospectus for the Initial Public Offering filed pursuant to Rule 424(b)(4) with the SEC on December 2, 2021.

In February 2023, prior to signing the Lexasure Business Combination Agreement, the Company prepared to hold an extraordinary general meeting of shareholders to, among other things, seek an extension of the time it had to consummate a Business Combination. On February 27, 2023, in connection with the contemplated meeting, the Company and its then-sponsor entered into non-redemption agreements with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem up to an aggregate of 1,600,000 Class A ordinary shares sold in the Initial Public Offering. In consideration for the non-redemption commitments, the then-sponsor transferred to such third parties an aggregate of 28,000 Class B ordinary shares. Upon execution of the Lexasure Business Combination Agreement, the Company received an automatic three-month extension of the time to consummate a Business Combination until June 3, 2023. As a result, the contemplated meeting was postponed indefinitely and the February 2023 non-redemption agreements automatically terminated in accordance with their terms.

On May 18, 2023 and May 22, 2023, the Company entered into non-redemption agreements with certain unaffiliated third parties (the “NRA Holders”) in connection with the Company’s 2023 extraordinary general meeting. Pursuant to these agreements, the NRA Holders agreed either not to request redemption, or to reverse any previously submitted redemption demand, with respect to an aggregate of 4,399,737 Class A ordinary shares sold in the Initial Public Offering. In consideration of these commitments, immediately prior to, and substantially concurrently with, the closing of a Business Combination, the sponsor, or its designees, agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 Class A ordinary shares, and the Company agreed to issue to the NRA Holders a number of Class A ordinary shares equal to the number of such forfeited shares.

On February 28, 2025, the Company held an extraordinary general meeting of shareholders at which shareholders approved an amendment to extend the date by which the Company must consummate a Business Combination from March 3, 2025 to March 3, 2026. Effective February 27, 2025, in connection with that meeting, the Company and Vikasati Partners LLC entered into a non-redemption agreement with an unaffiliated third-party shareholder pursuant to which such shareholder agreed not to redeem an aggregate of 200,000 Class A ordinary shares. In consideration of the non-redemption commitment, Vikasati Partners LLC agreed to transfer to such shareholder, immediately prior to the closing of a Business Combination, an aggregate of 80,000 Class A ordinary shares held by Vikasati Partners LLC, provided that such shareholder did not exercise its redemption rights with respect to the non-redeemed shares in connection with the meeting.

Effective as of July 11, 2025, Vikasati Partners LLC and Valleypark Road, LLC entered into a purchase agreement pursuant to which, among other things, Vikasati Partners LLC transferred to Valleypark Road, LLC an aggregate of 2,238,999 Class A ordinary shares and one Class B ordinary share, the parties executed an amendment to the letter agreement originally entered into in connection with the Initial Public Offering, Vikasati Partners LLC granted Valleypark Road, LLC voting rights over certain retained shares, and the prior sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased at the time of the Initial Public Offering.

On March 2, 2026, the Company held another extraordinary general meeting of shareholders at which shareholders approved an amendment to extend the date by which the Company must consummate a Business Combination from March 3, 2026 to March 3, 2027. Effective February 24, 2026, in connection with that meeting, the Company and Valleypark Road, LLC entered into a non-redemption agreement with an unaffiliated third-party shareholder pursuant to which such shareholder agreed not to redeem an aggregate of 200,000 Class A ordinary shares. In consideration of the non-redemption commitment, Valleypark Road, LLC agreed to transfer to such shareholder, immediately prior to the closing of a Business Combination, an aggregate of 90,000 Class A ordinary shares held by Valleypark Road, LLC, provided that such shareholder did not exercise its redemption rights with respect to the non-redeemed shares in connection with the meeting.

Legal Proceedings and Loss Contingencies

From time to time, the Company may be subject to claims, legal proceedings or other contingencies arising in the ordinary course of business. The Company accounts for loss contingencies in accordance with ASC 450, Contingencies. An estimated loss from a loss contingency is accrued if it is probable that a liability has been incurred and the amount of the loss can be reasonably estimated. If a loss is reasonably possible but not probable, or if a loss is probable but the amount cannot be reasonably estimated, the Company discloses the nature of the contingency and an estimate of the possible loss or range of loss, if such estimate can be made.

As of March 31, 2026, and through the date these financial statements were available to be issued, the Company was not a party to any pending legal proceedings and was not aware of any claims or loss contingencies that would require accrual or disclosure in the accompanying financial statements.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preference Shares

The Company is authorized to issue 5,000,000 preference shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of March 31, 2026 and 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of March 31, 2026 and 2025, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,450 and 204,986 Class A ordinary shares subject to redemption as of March 31, 2026 and 2025 respectively.

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

On February 28, 2025, the Company held an extraordinary general meeting at which its shareholders approved an additional extension of the date by which the Company must consummate a business combination to March 3, 2026 (the “Third Extension”). In connection with the Third Extension, shareholders holding 1,006,745 Class A ordinary shares exercised their right to redeem such shares. The aggregate redemption amount withdrawn from the Trust Account was approximately $11,642,099, based on a redemption price of approximately $11.56 per share.

Following these redemptions, a total of 204,986 Class A ordinary shares remained outstanding and subject to possible redemption as of March 31, 2025. These shares continue to be classified as temporary equity, and the underlying funds remain on deposit in the Trust Account, which held $2,382,346 as of March 31, 2025.

On March 2, 2026, the Company held the Fourth Extension Meeting at which its shareholders approved the Fourth Extension. In connection with the Fourth Extension, shareholders holding 536 Class A ordinary shares exercised their right to redeem such shares at a redemption price of $12.02 per share. As a result, $6,442 was removed from the Trust Account to pay such holders. Following the Fourth Extension, 204,450 Class A ordinary shares subject to possible redemption remained outstanding.

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of March 31, 2026 and 2025, there were 1 Class B ordinary shares issued and outstanding.

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

The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 in connection with the transition to a new sponsor. As of March 31, 2026, no Private Placement Warrants remain outstanding. Following the cancellation, only the Public Warrants remain outstanding and subject to remeasurement at fair value.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis as of March 31, 2026 and 2025, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2026	March 31, 2025
Liabilities:
Warrant liability – Private Placement Warrants	3	$-	$27,449
Warrant liability – Public Warrants	3	$1,150,000	$16,307

As of March 31, 2026 and 2025, amounts held in the Trust Account were held in cash and cash equivalents. Cash and cash equivalents held in the Trust Account are carried at cost, which approximates fair value due to their short-term nature, and are not included in the fair value hierarchy table above.

The Public Warrants and, prior to their cancellation, the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within liabilities on the accompanying balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

Upon initial issuance, the Company used a Monte Carlo simulation model to value the Public Warrants and a modified Black-Scholes model to value the Private Placement Warrants and the Forward Purchase Agreement liability. Upon initial issuance, the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were classified within Level 3 of the fair value hierarchy due to the use of unobservable inputs.

Following the suspension and delisting of the Company’s securities from Nasdaq, the Company determined that quoted market prices for its warrants were no longer available in an active market. Accordingly, as of March 31, 2026, the Company estimated the fair value of the Public Warrants using a Binomial Lattice model. The Binomial Lattice model requires the use of unobservable inputs, including expected volatility, expected term, risk-free interest rate, expected dividend yield and assumptions regarding the probability and timing of a Business Combination. Accordingly, the Public Warrants were classified within Level 3 of the fair value hierarchy as of March 31, 2026.

The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 in connection with the transition to a new sponsor. As a result, no Private Placement Warrants remained outstanding as of March 31, 2026. Prior to cancellation, the Private Placement Warrants were valued using model-based valuation techniques and were classified within Level 3 of the fair value hierarchy.

As of March 31, 2026 and 2025, the total warrant derivative liability was $1,150,000 and $43,756, respectively.

The following table presents the changes in the Level 3 warrant liabilities for the year ended March 31, 2026:

	Public Warrants	Private Placement Warrants	Total
Fair value as of March 31, 2025	$16,307	$27,449	$43,756
Change in fair value of warrant liabilities	1,133,693	440,551	1,574,244
Cancellation of Private Placement Warrants recorded as capital contribution	-	(468,000)	(468,000)
Fair value as of March 31, 2026	$1,150,000	$-	$1,150,000

The following table summarizes the significant assumptions used in the Binomial Lattice model to estimate the fair value of the Public warrants as of March 31, 2026:

March 31, 2026
Exercise price	$11.5
Expected term	5.25 years
Expected volatility - Pre Business Combination	5%
Expected volatility - Post Business Combination	50%
Risk-free interest rate	3.92%
Probability of completing a business combination	40.00%
Expected dividend yield	0.00%
Fair value per warrant	$0.1

NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products and services, geographic areas and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM has been identified as the Chief Executive Officer, who reviews the operating results and financial information of the Company as a whole to make decisions about allocating resources and assessing financial performance. The Company is a blank check company formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities. The Company has not commenced substantive operations and has not generated operating revenues. Accordingly, management has determined that the Company has one operating segment and one reportable segment.

When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics, which include the following:

	For the Year Ended	As of
	March 31, 2026	March 31,2026
Formation and operating costs	$280,643	$-
Cash	-	$4,540
Cash and cash equivalents held in Trust Account	-	$2,456,980
Working capital deficit	-	$(325,469)

The CODM primarily evaluates the Company’s performance based on formation and operating costs and the level of available cash resources, including cash held outside the Trust Account and cash and cash equivalents held in the Trust Account. These measures are used to monitor liquidity, manage expenditures and forecast cash requirements to ensure sufficient capital is available to fund ongoing operations and pursue a potential Business Combination within the prescribed business combination period. The CODM does not evaluate performance based on separate segment profit or loss measures.

NOTE 11 — SUBSEQUENT EVENTS

The Company has evaluated subsequent events through May 29, 2026, the date these financial statements were available to be issued. Except for the items described below, the Company determined that there were no subsequent events that required adjustment to, or disclosure in, the accompanying financial statements.

On April 17, 2026, the Company entered into an Agreement and Plan of Merger with Tigerless AI Holdings Inc. (“Pubco”), Tigerless Health Inc. (“Tigerless”), Tigerless Merger Sub 1 Corp., Tigerless Merger Sub 2 Corp. and the other parties thereto, pursuant to which, among other things, the Company and Tigerless would become wholly owned subsidiaries of Pubco upon consummation of the transactions contemplated by the agreement. The consummation of the transaction is subject to customary closing conditions, including approval by the shareholders of the Company and Tigerless, effectiveness of the registration statement on Form S-4, and satisfaction or waiver of other conditions set forth in the agreement. The transaction had not been consummated as of the date these financial statements were available to be issued.

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

