Form 10-Q
period 2026-06-30
Piermont Valley Acquisition Corp
filed 2026-08-14
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, there were 5,954,450 ordinary shares issued and outstanding, consisting of 5,954,449 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share.

Part I - Financial Information

Item 1 – Financial Statements

PIERMONT VALLEY ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30, 2026	March 31, 2026
ASSETS:
Current assets:
Cash	$2,875	$4,540
Prepaid expenses	-	-
Total current assets	2,875	4,540

Cash and cash equivalents held in trust	2,478,814	2,456,980
Total Assets	2,481,689	2,461,520

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$79,059	$74,212
Note payable – related party	276,521	255,797
Total current liabilities	355,580	330,009
Warrant liability - private warrants	-	-
Warrant liability - public warrants	1,150,000	1,150,000
Total liabilities	1,505,580	1,480,009

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,450 shares at redemption value as of June 30, 2026 and March 31, 2026	2,478,814	2,456,980

Shareholders’ Deficit:
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value, 500,000,000 shares authorized 5,749,999 shares issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	-	-
Accumulated deficit	(1,503,280)	(1,476,044)
Total Shareholders’ Deficit	(1,502,705)	(1,475,469)
Total liabilities, Class A ordinary shares subject to possible redemption and shareholders’ deficit	$2,481,689	$2,461,520

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025

EXPENSES
Formation and operating costs	$27,238	$33,940

TOTAL EXPENSES	27,238	33,940

OTHER INCOME
Interest income	2	21,139
Change in fair value of warrant liability	-	(884,244)
Bank interest income	-	-
Dividend income	21,834	-
TOTAL OTHER INCOME	21,836	(863,105)
Net loss	$(5,402)	$(897,045)
Weighted average shares outstanding, basic and diluted	204,450	204,986

Basic and diluted net loss per class A redeemable ordinary share	$(0.0009)	$(0.15)

Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999

Basic and diluted net loss per class A non-redeemable ordinary share	$(0.0009)	$(0.15)

Weighted average shares outstanding, basic and diluted	1	1

Basic and diluted net loss per class B ordinary share	$(0.00)	$(0.15)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JUNE 30, 2026

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2026	1	$-	5,749,999	$575	$(1,476,044)	$(1,475,469)
Current period Accretion	-	-	-	-	(21,834)	(21,834)
Net loss	-	-	-	-	(5,402)	(5,402)
Balance – June 30, 2026	1	$-	5,749,999	$575	$(1,503,280)	$(1,502,705)

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED JUNE 30, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)
Current period Accretion	-	-	-	-	(21,139)	(21,139)
Net loss	-	-	-	-	(897,045)	(897,045)
Balance – June 30, 2025	1	$-	5,749,999	$575	$(2,955,624)	$(2,955,049)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended June 30, 2026	For The Three Months Ended June 30, 2025
Cash Flows From Operating Activities:
Net loss	$(5,402)	$(897,045)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Loss on change in fair value of warrant liability	-	884,244
Changes in operating assets and liabilities:
Prepaid expenses	-	933
Accounts payable and accrued expenses	4,847	7,399
Net Cash Used In Operating Activities	(555)	(4,469)

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from related-party financing	20,724	23,997
Net Cash Provided By Financing Activities	20,724	23,997

Net increase in cash and cash equivalents	20,169	19,528

Cash and cash equivalents - beginning of period	2,461,520	2,383,957

Cash and cash equivalents - end of period	$2,481,689	$2,403,485

Supplemental Schedule of Non-Cash Financing Activities:
Remeasurement of Class A ordinary shares subject to possible redemption	$21,834	$21,139

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS JUNE 30, 2026

NOTE 1 — DESCRIPTION OF ORGANIZATION, BUSINESS OPERATIONS AND GOING CONCERN

Piermont Valley Acquisition Corp (formerly Capitalworks Emerging Markets Acquisition Corp) (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has entered into a Merger Agreement (defined below) with Tigerless Health Inc. (“Tigerless”), which remains subject to shareholder, SEC, financing, listing and other closing conditions.  Accordingly, there is no assurance that the transaction will close. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

As of June 30, 2026, the Company had not commenced substantive operations. All activity from April 20, 2021 (inception) through June 30, 2026 related to the Company’s formation, its Initial Public Offering, the identification and evaluation of prospective business-combination targets, and activities related to the proposed Business Combination with Tigerless. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income earned on amounts held in the Trust Account and interest income earned on cash held outside the Trust Account.

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

The Company previously entered into a Forward Purchase Agreement, as amended, with Camber Base, LLC, an affiliate of Brown University, pursuant to which Camber or its affiliates could have purchased up to $20.0 million of Forward Purchase Units in a private placement to close substantially concurrently with the Company’s initial Business Combination. Each Forward Purchase Unit would have consisted of one Class A ordinary share and one-half of one warrant. In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated, and neither party has any further obligations thereunder.

On March 1, 2023, the Company entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”) and certain other parties .

On May 18, 2023 and May 22, 2023, certain unaffiliated investors (the “Non-Redeeming Investors”) entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with CEMAC Sponsor LP (the “IPO Sponsor”), pursuant to which the investors agreed (i) not to redeem an aggregate of up to 4,399,737 Class A ordinary shares in connection with the First Extension and (ii) to vote those shares in favor of the First Extension. In consideration of those commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the IPO Sponsor (or its designees) agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 ordinary shares, and the Company would issue to the Non-Redeeming Investors a like number of Class A ordinary shares.

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

On April 19, 2024, the IPO Sponsor entered into a securities purchase agreement with Vikasati Partners LLC (“Vikasati Partners” and together with the IPO Sponsor, the “Prior Sponsors”), pursuant to which, among other things, Vikasati Partners would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from the IPO Sponsor, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

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

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, the Company, Vikasati Partners and Valleypark Road, LLC (“Valleypark” or the “New Sponsor”) entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to Valleypark an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) the Company, Valleypark and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Valleypark the irrevocable right to vote the shares retained by it on its behalf and the Prior Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by the IPO Sponsor at the time of the IPO.

Effective as of August 14, 2025, our Board of Directors dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Effective as of August 15, 2025, our Board of Directors approved the appointment of Aloba, Awomolo & Partners (“Aloba”) as our independent registered public accounting firm. Marcum’s audit reports on our financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for a paragraph relating to substantial doubt about our ability to continue as a going concern. During the two most recent fiscal years ended March 31, 2023 and 2022 and the subsequent interim period through August 14, 2025, there were no disagreements or reportable events between us and Marcum, except that, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we identified a material weakness in internal control over financial reporting related to the accounting for complex financial instruments and the restatement of previously issued financial statements.

On August 14, 2025, Valleypark agreed to loan to us up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note (the “Note”) payable upon the consummation of a business combination. Upon consummation of a business combination, Valleypark will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants, with each warrant entitling the holder to purchase one Class A ordinary share at a conversion price of $1.50 per warrant, which warrants will be identical to the private placement warrants sold concurrently with our initial public offering. If we do not consummate a business combination, the Note will not be repaid and all amounts owed under the Note will be forgiven, except to the extent we have funds available outside the Trust Account.

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

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private sale (the “Private Placement”) of an aggregate of 10,500,000 Private Placement Warrants to the IPO Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters purchased an additional 3,000,000 Units pursuant to the exercise of the over-allotment option in full. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $30,000,000. Also, in connection with the full exercise of the over-allotment option, the IPO Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000.

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $2,875 was held outside of the Trust Account on June 30, 2026 and available for working capital purposes.

Following the closing of the Initial Public Offering on December 3, 2021, an amount of $234,600,000 ($10.20 per Unit) from the net proceeds of the Initial Public Offering and the Private Placement was placed in the Trust Account which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account, as described below. However, to mitigate the risk of the Company being deemed to operate as an unregistered investment company, the Company instructed Continental to maintain the funds in the Trust Account in cash, interest-bearing bank deposits and/or money-market funds that invest primarily in short-term U.S. Treasury securities until the earlier of the consummation of a Business Combination or liquidation.

The following table presents a roll-forward of the amounts held in the Trust Account from the initial funding of the Trust Account through June 30, 2026:

Amount
Balance at inception	$—
Initial funding of Trust Account in connection with the Initial Public Offering and full exercise of the over-allotment option	234,600,000
Interest and investment income earned	16,409
Balance at March 31, 2022	$234,616,409
Interest and investment income earned	5,825,601
Balance at March 31, 2023	$240,442,010
Redemptions in connection with May 2023 extension vote	(197,192,734)
Extension contributions deposited into Trust Account	450,000
Interest and investment income earned	3,400,608
Redemptions in connection with February 2024 extension vote	(33,616,850)
Balance at March 31, 2024	$13,483,034
Redemptions in connection with February 2025 extension vote	(11,642,099)
Interest and investment income earned	541,411
Balance at March 31, 2025	$2,382,346
Redemptions in connection with March 2026 extension vote	(6,442)
Investment income earned	81,077
Balance at March 31, 2026	$2,456,980
Investment income earned	21,834
Balance at June 30, 2026	$2,478,814

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

All of the Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated memorandum and articles of association (the “Charter”). In accordance with the rules of the U.S. Securities and Exchange Commission (the “SEC”) and its guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., the Public Warrants), the initial carrying value of the Class A ordinary shares (as defined in Note 7) classified as temporary equity were allocated proceeds determined in accordance with ASC Topic 470-20, “Debt with Conversion and other Options”. The Class A ordinary shares are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. The Public Shares are redeemable and are classified as such on the Company’s balance sheets until such date that a redemption event takes place. Redemptions of the Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Business Combination.

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

If the Company has not completed a Business Combination within the time period provided in its Charter, as may be amended by shareholders (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned and not previously released to the Company to pay its taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish the rights of the Public Shareholders as shareholders (including the right to receive further liquidating distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining Public Shareholders and the Board, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Redemption and Extension

On May 18, 2023 and May 22, 2023, certain unaffiliated investors (the “Non-Redeeming Investors”) entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with CEMAC Sponsor LP (the “IPO Sponsor”), pursuant to which the investors agreed (i) not to redeem an aggregate of up to 4,399,737 Class A ordinary shares in connection with the First Extension and (ii) to vote those shares in favor of the First Extension. In consideration of those commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the IPO Sponsor (or its designees) agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 ordinary shares, and the Company would issue to the Non-Redeeming Investors a like number of Class A ordinary shares.

On May 23, 2023, the Company held an extraordinary general meeting of shareholders (the “2023 Extraordinary Meeting”), at which the shareholders approved, among other matters, an amendment to extend the date by which the Company was required to consummate an initial Business Combination to March 3, 2024. In connection with the meeting, holders of 18,751,603 Class A ordinary shares redeemed their shares at approximately $10.51 per share, for an aggregate redemption amount of approximately $197.2 million. During the fiscal year ended March 31, 2024, nine extension deposits of $50,000 each, or $450,000 in the aggregate, were deposited into the Trust Account.

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

On April 19, 2024, the IPO Sponsor entered into a securities purchase agreement with Vikasati Partners, pursuant to which, among other things, Vikasati Partners would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from the IPO Sponsor, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement. Effective upon the closing on April 25, 2024, the Company’s then-existing directors and officers resigned and new directors and officers designated by Vikasati Partners were appointed.

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

Effective February 24, 2026, the Company and the New Sponsor entered into a non-redemption agreement with an unaffiliated third-party shareholder, pursuant to which the shareholder agreed not to redeem 200,000 Class A ordinary shares in connection with the Fourth Extension Meeting. In consideration of the commitment, the New Sponsor agreed to transfer 90,000 Founder Shares to the shareholder immediately prior to the closing of the initial Business Combination, provided the shareholder did not redeem those shares in connection with the extension meeting.

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

Merger Agreement

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

The Merger Agreement also provides for contingent post-closing earn-out consideration. Zikang Wu, the founder and Chief Executive Officer of Tigerless and the expected Chief Executive Officer and a director of Pubco, is currently expected to be the only pre-closing Tigerless stockholder eligible to receive earn-out consideration. If all applicable earn-out conditions are satisfied, Mr. Wu may receive up to 10,000,000 shares of Pubco Class A common stock.

The consummation of the Transactions is subject to customary closing conditions, including, among others, the approval of the Company’s shareholders, the approval of Tigerless’s stockholders, the effectiveness of the registration statement on Form S-4 submitted by Pubco to the Securities and Exchange Commission (the “SEC”), and the absence of any order or law prohibiting the Transactions. The parties intend to cause Pubco to apply to list its Class A common stock on The Nasdaq Stock Market (or another national securities exchange) in connection with the Closing, although there can be no assurance that such listing will be obtained.

In connection with the Transactions, the Company and Tigerless have agreed to use their reasonable best efforts to identify and obtain commitments from investors for a private investment in public equity financing (the “PIPE Financing”) in an aggregate amount of at least $5,000,000, to be consummated concurrently with or immediately prior to the Closing. The terms of any such PIPE Financing have not yet been determined, and there are currently no binding commitments or agreements in place for the PIPE Financing.

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

Going Concern Consideration

As of June 30, 2026, the Company had $2,875 of cash available outside the Trust Account and a working capital deficit of $352,705. The Company has incurred and expects to continue to incur significant costs in connection with its reporting obligations, financing activities and the proposed Business Combination. Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, and determined that the Company’s limited liquidity, together with the requirement to cease operations, redeem the Public Shares and liquidate if an initial Business Combination is not completed by March 3, 2027, raises substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements were available to be issued. Management’s plans include obtaining additional working capital from the New Sponsor or third parties and completing the proposed Business Combination; however, there can be no assurance that additional financing will be available or that the proposed Business Combination will be completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Management continues to evaluate the impact of these types of risks on the industry and has concluded that while it is reasonably possible that these types of risks could have a negative effect on the Company’s financial position, results of operations and/or ability to consummate the proposed Business Combination with Tigerless or another Business Combination, the specific impact is not readily determinable as of the date of issuance of these financial statements. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully.

The accompanying financial statements do not include any adjustments that might result from the outcome of the above uncertainties.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X applicable to smaller reporting companies. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The results for the three months ended June 30, 2026 are not necessarily indicative of results that may be expected for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,875 and $4,540 as of June 30, 2026 and March 31, 2026, respectively.

At June 30, 2026 and March 31, 2026, the assets held in the Trust Account were maintained in an interest-bearing bank deposit account and a money-market mutual fund that invests primarily in short-term U.S. Treasury securities. The Company considers these holdings to be cash equivalents because they are highly liquid and readily convertible to known amounts of cash. The money-market mutual fund is carried at fair value, which approximates its net asset value, and the bank deposit is carried at cost, which approximates fair value. Dividend income earned on the money-market mutual fund and interest income earned on the bank deposit are recognized in the statements of operations as earned.

As of June 30, 2026 and March 31, 2026, cash and cash equivalents held in the Trust Account were $2,478,814 and $2,456,980, respectively.

The following table reconciles cash and cash equivalents presented in the balance sheets to the total cash and cash equivalents shown in the statements of cash flows:

Period	Cash outside the Trust Account	Cash and cash equivalents held in the Trust Account	Total cash and cash equivalents
June 30, 2026	$2,875	$2,478,814	$2,481,689
March 31, 2026	$4,540	$2,456,980	$2,461,520
June 30, 2025	-	$2,403,485	$2,403,485
March 31, 2025	$1,611	$2,382,346	$2,383,957

Offering Costs associated with the Initial Public Offering

The Company complies with ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A, “Expenses of Offering.” Total offering costs were $13,428,526, consisting of $12,650,000 of underwriting commissions and $778,526 of other offering costs. The costs were allocated to the separable financial instruments issued in the Initial Public Offering using the relative fair value method. Of the total, $12,628,021 was allocated to the Class A ordinary shares subject to possible redemption and charged against temporary equity, and $800,505 was allocated to the warrant liabilities and charged to the statements of operations.

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2026, and March 31, 2026, 204,450 Class A ordinary shares subject to possible redemption in the amount of $2,478,814 and $2,456,980 respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of June 30, 2026, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $21,834. As of March 31, 2026, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $81,077.

At June 30, 2026 and March 31, 2026, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value		5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269)	(230,809,584)
Plus:
Current period remeasurement of carrying value to redemption value		3,850,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745)	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value		541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	2,382,346
Less:
Redemption of Class A ordinary shares	(536)	(6,442)
Plus:
Current period remeasurement of carrying value to redemption value		81,077
Class A ordinary shares subject to possible redemption – March 31, 2026	204,450	2,456,980
Plus:
Current period remeasurement of carrying value to redemption value		21,834
Class A ordinary shares subject to possible redemption – June 30, 2026	204,450	2,478,814

Net income/(loss) per share

Net income/(loss) per share is computed by dividing net income/(loss) by the weighted average number of ordinary shares outstanding during the period. The Company applies the two-class method in calculating earnings per share. Earnings and losses are shared pro rata between the two classes of shares. The calculation of diluted income per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering and (ii) exercise of over-allotment, since their inclusion would be anti-dilutive under the two-class method. As a result, diluted earnings per ordinary share is the same as basic earnings per ordinary share for the periods presented. The warrants are exercisable to purchase 11,500,000 Class A ordinary shares in the aggregate.

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30, 2026
	Class A subject to possible redemption	Class A not subject to redemption	Class B
Allocation of net loss	(185)	(5,217)	(0)
Basic and diluted weighted average shares outstanding	204,450	5,749,999	1
Basic and diluted net loss per share	(0.0009)	(0.0009)	(0.00)

	Three Months Ended June 30, 2025
	Class A subject to possible redemption	Class A not subject to redemption	Class B
Allocation of net loss	(30,879)	(866,166)	(0)
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net loss per share	(0.1506)	(0.1506)	(0.15)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2026 and March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company determined that the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were each a derivative instrument. Accordingly, these instruments were measured at fair value at issuance and at each reporting date while outstanding in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change. Following the cancellation of the Private Placement Warrants and termination of the Forward Purchase Agreement, only the Public Warrants remain outstanding and subject to recurring fair value measurement as of June 30, 2026.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815, whereby  the Public Warrants do not meet the criteria for equity treatment and must be recorded as  derivative liabilities. Accordingly, the Company classifies the  Public Warrants as  derivative liabilities at fair value and  adjusts the  liability to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrants  are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

The fair value  of the Public Warrants was calculated at issuance using a Monte Carlo simulation model. Following the suspension and delisting of the Company’s securities from Nasdaq and the absence of an active market for the Public Warrants, the Company estimates the fair value of the Public Warrants using a binomial lattice model. The valuation models utilize inputs and other assumptions and may not be reflective of the price at which  the Public Warrants can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

The Private Placement Warrants were accounted for as derivative liabilities while outstanding. On July 11, 2025, all 11,700,000 Private Placement Warrants were cancelled in connection with the sponsor transition and were no longer outstanding as of June 30, 2026 or March 31, 2026. Upon issuance of the Private Placement Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of the Private Placement Warrant liabilities over the proceeds received.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires enhanced disclosures regarding an entity’s effective tax rate reconciliation and income taxes paid. For entities other than public business entities, the amendments are effective for annual periods beginning after December 15, 2025, with early adoption permitted. The Company expects to adopt ASU 2023-09 for its fiscal year beginning April 1, 2026 and is currently evaluating the effect of the amended disclosure requirements on its financial statements.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements would have a material effect on our financial statements.

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

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement and sold an aggregate of 10,500,000 Private Placement Warrants to the IPO Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company in the amount of $10,500,000.

On December 3, 2021, the underwriters exercised their over-allotment option in full. In connection with the full exercise of the over-allotment option, the IPO Sponsor purchased an additional 1,200,000 Private Placement Warrants at a purchase price of $1.00 per warrant for total gross proceeds of $1,200,000. As a result of the closing of the Initial Public Offering and the full exercise of the over-allotment option, the Company sold a total of 11,700,000 Private Placement Warrants generating gross proceeds of $11,700,000.

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

NOTE 5 — RELATED PARTIES

Founder Shares

On May 12, 2021, the IPO Sponsor received 5,750,000 of the Class B ordinary shares (the “Founder Shares”) in exchange for cash of $25,000. The Founder Shares included an aggregate of up to 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment was not exercised in full or in part, so that the number of Founder Shares would equal, on an as-converted basis, approximately 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. Due to the full exercise of the over-allotment option by the underwriters, these 750,000 shares are no longer subject to forfeiture.

The IPO Sponsor agreed, subject to limited exceptions, not to transfer, assign or sell any of the Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination and (B) subsequent to a Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their shares of ordinary shares for cash, securities or other property.

On May 23, 2023, the Company issued an aggregate of 5,749,999 Class A ordinary shares to IPO Sponsor, upon the conversion of an equal number of Class B ordinary shares held by the Sponsor. The 5,749,999 Class A ordinary shares issued in connection with the Founder Conversion are subject to the same restrictions as applied to the Class B ordinary shares before the Founder Conversion, including, among others, certain transfer restrictions, waiver of redemption rights and the obligation to vote in favor of an initial Business Combination as described in the IPO Prospectus. Following the Founder Conversion and the redemptions in connection with the Extension, there were 9,998,396 Class A ordinary shares issued and outstanding and one Class B ordinary share issued and outstanding.

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

Note Payable — Related Party

On August 14, 2025, Valleypark agreed to loan the Company up to an aggregate principal amount of $1,000,000 for working capital purposes pursuant to a non-interest-bearing promissory note (the “New WCL Note”). The New WCL Note is payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, Valleypark Road, LLC has the option, but not the obligation, to convert the principal balance of the New WCL Note, in whole or in part, into warrants at a conversion price of $1.50 per warrant. Such warrants would have terms substantially identical to the Private Placement Warrants originally issued in connection with the Initial Public Offering. If the Company does not consummate a Business Combination, the New WCL Note will not be repaid and all amounts outstanding thereunder will be forgiven, except to the extent the Company has funds available outside the Trust Account.

During the periods presented, Valleypark paid certain operating, formation and transaction costs on behalf of the Company. The Company and Valleypark  agreed that such amounts constituted drawdowns under the New WCL Note and were subject to the repayment, conversion and forgiveness provisions of the New WCL Note. As of June 30, 2026 and March 31, 2026, the aggregate principal amounts outstanding under the New WCL Note were $276,521 and $255,797, respectively.

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

Working Capital Loans

In order to finance transaction costs in connection with an initial Business Combination, the New Sponsor or an affiliate of the New Sponsor, or certain of the Company’s officers and directors, may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes and may be repaid upon completion of an initial Business Combination, without interest, or, at the lender’s discretion, may be converted upon completion of an initial Business Combination into warrants, subject to the terms of the applicable promissory note or agreement. If an initial Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay such working capital loans, but no proceeds held in the Trust Account would be used for repayment.

On February 1, the Company entered into a loan agreement with the IPO Sponsor under which the IPO Sponsor LP agreed to provide up to $1,500,000 of working capital financing. An aggregate of $1,471,195 was outstanding under that arrangement as of March 31, 2025. In connection with the sponsor transition completed on July 11, 2025, the outstanding balance was waived and recorded as a capital contribution during the fiscal year ended March 31, 2026. No amount remained outstanding under that arrangement as of June 30, 2026.

On August 14, 2025, the Company issued the New WCL Note to Valleypark. See “Note Payable — Related Party” above for the terms and outstanding balance of the New WCL Note.

Extension Loan

The Company initially had 15 months from the closing of the Initial Public Offering to consummate an initial Business Combination, with an automatic three-month extension if it has signed a definitive agreement with respect to an initial Business Combination within such 15-month period (an “Automatic Extension”).

If the Company anticipated that it would not be able to consummate its initial Business Combination within the initial 15 months and was not entitled to an Automatic Extension, it may, by resolution of the Board if requested by CEMAC Sponsor LP, extend the period of time to consummate a Business Combination by an additional three months (for a total of up to 18 months to complete a Business Combination), subject to the IPO Sponsor depositing additional funds into the Trust Account (a “Paid Extension”). In connection with an Automatic Extension or a Paid Extension as described above, Public Shareholders would not be offered the opportunity to vote on or redeem their shares. Pursuant to the terms of the Charter and the trust agreement entered into between the Company and Continental, as amended, in order to extend the time available for the Company to consummate its initial Business Combination in connection with a Paid Extension, the IPO Sponsor or its affiliates or designees, upon ten days’ advance notice prior to the deadline, would have to deposit into the Trust Account $2,300,000 on or prior to the date of the deadline. Any such payments would be made in the form of a loan (an “Extension Loan”). Any such Extension Loan would be non-interest bearing and payable upon the consummation of the Business Combination. If the Company completes its initial Business Combination, it would, at the option of the IPO Sponsor, repay such loaned amounts out of the proceeds of the Trust Account released to it or convert a portion or all of the total Extension Loan amount into warrants at a price of $1.00 per warrant, which warrants would be identical to the Private Placement Warrants. If the Company does not complete a Business Combination, it would not repay such Extension Loans. Furthermore, the letter agreement with the Company’s initial shareholders contains a provision pursuant to which the IPO Sponsor has agreed to waive its right to be repaid for such Extensions Loan out of the funds held in the Trust Account in the event that the Company does not complete a Business Combination. The IPO Sponsor and its affiliates or designees were not obligated to make any Extension Loan.

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

Forward Purchase Agreement

The Company previously entered into a Forward Purchase Agreement, as amended, with Camber Base, LLC, an affiliate of Brown University, pursuant to which Camber or its affiliates could have purchased up to $20.0 million of Forward Purchase Units in a private placement to close substantially concurrently with the Company’s initial Business Combination. Each Forward Purchase Unit would have consisted of one Class A ordinary share and one-half of one warrant.

In connection with the sponsor change transaction, the Forward Purchase Agreement was terminated, and neither party has any further obligations thereunder.

Vendor Agreements

As of June 30, 2026, the Company had accrued professional and other vendor costs of $79,059, which are included in accrued expenses in the accompanying balance sheets.

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

On May 18, 2023 and May 22, 2023, certain unaffiliated investors (the “Non-Redeeming Investors”) entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with CEMAC Sponsor LP (the “IPO Sponsor”), pursuant to which the investors agreed (i) not to redeem an aggregate of up to 4,399,737 Class A ordinary shares in connection with the First Extension and (ii) to vote those shares in favor of the First Extension. In consideration of those commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the IPO Sponsor (or its designees) agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 ordinary shares, and the Company would issue to the Non-Redeeming Investors a like number of Class A ordinary shares.

The forfeiture and issuance provisions of the 2023 Non-Redemption Agreements, under which the IPO Sponsor would have surrendered and the Company would have issued 1,099,935 shares, were not triggered because the Company did not consummate an initial Business Combination by the then-applicable deadline. No shares were surrendered, forfeited or newly issued under those provisions.

On February 28, 2025, the Company held an extraordinary general meeting of shareholders at which the shareholders approved an amendment to extend the date by which the Company was required to consummate a Business Combination from March 3, 2025 to March 3, 2026. Effective February 27, 2025, the Company and Vikasati Partners LLC entered into a non-redemption agreement and assignment of economic interest with Funicular Funds, LP, pursuant to which Funicular agreed not to redeem 200,000 Class A ordinary shares. In consideration of the commitment, Vikasati Partners LLC agreed to transfer 80,000 Founder Shares to Funicular immediately prior to the closing of an initial Business Combination.

Effective as of July 11, 2025, Vikasati Partners and Valleypark entered into a purchase agreement pursuant to which, among other things, Vikasati Partners transferred to Valleypark an aggregate of 2,238,999 Class A ordinary shares and one Class B ordinary share, the parties executed an amendment to the letter agreement originally entered into in connection with the Initial Public Offering, Vikasati Partners granted Valleypark voting rights over certain retained shares, and the prior sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased at the time of the Initial Public Offering.

Separate from the untriggered forfeiture and issuance provisions described above, 740,077 existing Founder Shares remain subject to transfer obligations at the closing of an initial Business Combination: (i) 443,577 shares to legacy non-redemption investors pursuant to Section 7.5 of the July 2025 Purchase Agreement; (ii) 62,500 shares held by the IPO Sponsor and 60,000 shares held by Vikasati Partners to Meteora Strategic Capital, LLC; (iii) 80,000 shares held by Vikasati Partners LLC to Funicular Funds, LP pursuant to the February 27, 2025 arrangement; (iv) 90,000 shares held by the New Sponsor pursuant to the February 24, 2026 arrangement; and (v) 4,000 shares subject to a conditional assignment by CEMAC Sponsor LP to the Fir Tree funds. These are transfers of outstanding Founder Shares and do not increase the number of shares outstanding.

On March 2, 2026, the Company held another extraordinary general meeting of shareholders at which shareholders approved an amendment to extend the date by which the Company must consummate a Business Combination from March 3, 2026 to March 3, 2027. Effective February 24, 2026, in connection with that meeting, the Company and Valleypark entered into a non-redemption agreement with an unaffiliated third-party shareholder pursuant to which such shareholder agreed not to redeem an aggregate of 200,000 Class A ordinary shares. In consideration of the non-redemption commitment, Valleypark agreed to transfer to such shareholder, immediately prior to the closing of a Business Combination, an aggregate of 90,000 Class A ordinary shares held by Valleypark, provided that such shareholder did not exercise its redemption rights with respect to the non-redeemed shares in connection with the meeting.

Legal Proceedings

As of June 30, 2026, the Company was not a party to any pending legal proceedings and was not aware of any claims or loss contingencies that would have a material adverse effect on its financial position, results of operations or cash flows. The Company evaluates claims and loss contingencies, if any, in accordance with ASC 450, Contingencies.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of June 30, 2026 and March 31, 2026, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of June 30, 2026 and March 31, 2026, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,450 Class A ordinary shares subject to redemption as of June 30, 2026 and March 31, 2026 respectively.

On May 23, 2023, the Company held the 2023 Extraordinary Meeting, at which the Company's shareholders approved, among other things, an amendment to the Charter to extend the date by which the Company must consummate an initial Business Combination to March 3, 2024, and to permit the Board, in its sole discretion, to elect to wind up the Company's operations on an earlier date than March 3, 2024. In connection with the vote to approve the extension, holders of 18,751,603 Class A ordinary shares exercised their right to redeem such shares at a redemption price of approximately $10.51 per share, for an aggregate redemption amount of $197,192,734. During the fiscal year ended March 31, 2024, nine extension deposits of $50,000 each, or $450,000 in the aggregate, were deposited into the Trust Account.

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

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of June 30, 2026 and March 31, 2026, there was one Class B ordinary share issued and outstanding.

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

The Company has agreed that as soon as practicable, but in no event later than 30 business days after the closing of a Business Combination, the Company will use its commercially reasonable efforts to file, following the closing of a Business Combination, with the SEC a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares effective until the warrants expire or are redeemed in accordance with the provisions of the warrant agreement. Notwithstanding the above, if the Class A ordinary share is at the time of any exercise of a warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, but will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. If a registration statement covering the issuance of the Class A ordinary shares issuable upon exercise of the warrants is not effective by the sixtieth day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption, but the Company will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon the closing of the Initial Public Offering. Accordingly, the Company classifies each warrant as a liability at its fair value and the warrants are allocated a portion of the proceeds from the issuance of the Units equal to its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company reassesses the classification at each balance sheet date. If the classification changes as a result of events during the period, the warrants are reclassified as of the date of the event that causes the reclassification.

Upon issuance of the derivative warrants, the Company recorded a derivative liability of $26,239,200 on the balance sheets. The proceeds received from the sale of the Private Placement Warrants exceeded the fair value of the Private Placement Warrants, and the Company recorded a charge of $1,532,700 to the statement of operations.

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of June 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2026	March 31, 2026
Assets:
Money-market mutual fund held in Trust Account	1	$2,473,178	$2,451,347
Liabilities:
Warrant liability – Public Warrants	3	1,150,000	$1,150,000

As of June 30, 2026 and March 31, 2026, the Trust Account consisted primarily of investments in a money-market mutual fund that invests in U.S. Treasury securities, together with an interest-bearing bank deposit. The money-market mutual fund invests primarily in short-term U.S. Treasury securities and qualifies as a cash equivalent because it is highly liquid and readily convertible to known amounts of cash. The money-market mutual fund was measured at fair value using quoted market prices and classified within Level 1 of the fair value hierarchy. The interest-bearing bank deposit was carried at cost, which approximated fair value due to its short-term nature, and was not included in the fair value hierarchy.

As of June 30, 2026, the Trust Account also included an interest-bearing bank deposit of $5,636, which was carried at cost and excluded from the fair value hierarchy. Its carrying amount approximated fair value because of its short-term nature. As of March 31, 2026, the Trust Account included an interest-bearing bank deposit of $5,633, which was similarly carried at cost and excluded from the fair value hierarchy.

The Public Warrants and, prior to their cancellation, the Private Placement Warrants were accounted for as liabilities in accordance with ASC 815-40 and were presented within liabilities on the accompanying balance sheets. The warrant liabilities were measured at fair value at inception and on a recurring basis, with changes in fair value recognized in the statements of operations within “change in fair value of warrant liabilities”.

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

Following the suspension and delisting of the Company’s securities from Nasdaq, the Public Warrants are valued using a binomial lattice model for periods in which no observable traded price is available. The valuation model incorporates significant unobservable inputs, including the underlying share-price assumption, expected volatility, expected term, risk-free interest rate, expected dividend yield and assumptions regarding the probability and timing of a Business Combination. Accordingly, the fair value measurement of the Public Warrants was classified within Level 3 of the fair value hierarchy as of June 30, 2026.

The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 in connection with the transition to a new sponsor. As a result, no Private Placement Warrants remained outstanding as of June 30, 2026 or March 31, 2026. Prior to cancellation, the Private Placement Warrants were valued using model-based valuation techniques and were classified within Level 3 of the fair value hierarchy.

The following table presents the changes in the Level 3 Public Warrant liability for the three months ended June 30, 2026:

Public Warrants
Fair value as of March 31, 2026	$1,150,000
Change in fair value of warrant liabilities	-
Fair value as of June 30, 2026	$1,150,000

As of June 30, 2026, the Company had 11,500,000 Public Warrants outstanding. The concluded fair value was $0.10 per Public Warrant, resulting in an aggregate Public Warrant liability of $1,150,000. The concluded fair value was $0.10 per Public Warrant as of both June 30, 2026 and March 31, 2026; therefore, no change in fair value was recognized during the three months ended June 30, 2026.

The following table summarizes the significant assumptions used in the binomial lattice model as of June 30, 2026:

Significant input	June 30, 2026
Underlying share-price assumption	$2.66
Assumed Business Combination date	September 30, 2026
Exercise price	$11.50
Expected term	5.25 years
Pre-Business Combination volatility	5.00%
Post-Business Combination volatility	50.00%
Risk-free interest rate	4.19%
Probability of completing a Business Combination	40.00%
Expected dividend yield	0.00%

Significant increases in the underlying share-price assumption, post-Business Combination volatility or probability of completing a Business Combination, in isolation, would generally result in a higher fair value of the Public Warrants. Significant decreases in those assumptions, in isolation, would generally result in a lower fair value of the Public Warrants.

 NOTE 10 — SEGMENT INFORMATION

ASC Topic 280, “Segment Reporting,” establishes standards for reporting information about operating segments. Operating segments are components of an enterprise for which separate financial information is available and regularly evaluated by the chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance.

The Company’s CODM is its Chief Executive Officer, who reviews the operating results and financial information of the Company as a whole. The Company is a blank check company that has not commenced substantive operations and has not generated operating revenues. Accordingly, management has determined that the Company has one operating segment and one reportable segment.

When evaluating the Company’s performance and making resource-allocation decisions, the CODM reviews formation and operating costs, net loss and the level of available cash resources, including cash held outside the Trust Account and cash and cash equivalents held in the Trust Account, together with the Company’s working capital deficit.

	For the Three Months Ended		As of
Metric	June 30, 2026	June 30, 2025	June 30, 2026	March 31, 2026
Formation and operating costs	$27,238	$33,940	—	—
Cash	—	—	$2,875	$4,540
Cash and cash equivalents held in the Trust Account	—	—	$2,478,814	$2,456,980
Working capital deficit	—	—	$(352,705)	$(325,469)

These measures are used to monitor liquidity, manage expenditures and forecast cash requirements to ensure sufficient capital is available to fund ongoing operations and pursue the proposed Business Combination. The CODM does not evaluate performance using a separate segment profit or loss measure.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through August 14, 2026, the date these unaudited condensed financial statements were available to be issued. The Company determined that no subsequent events required adjustment to, or disclosure in, the accompanying financial statements.

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

Overview

We are a blank check company incorporated as a Cayman Islands exempted company and formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has entered into the Tigerless Merger Agreement; the proposed transaction remains subject to shareholder, SEC, financing, listing and other closing conditions; and there is no assurance that the transaction will close. We have neither engaged in any operations nor generated any operating revenue to date. Based on our business activities, we are a “shell company” as defined under the Exchange Act of 1934 (the “Exchange Act”) because we have no operations and nominal assets consisting almost entirely of cash. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

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

Simultaneously with the closing of the Public Offering, we completed the private sale of an aggregate of 10,500,000 warrants (the “Private Placement Warrants” and together with the Public Warrants, the “Warrants”), each exercisable to purchase one Class A ordinary share for $11.50 per share, subject to adjustment, to CEMAC Sponsor LP (the “IPO Sponsor”), at a price of $1.00 per Private Placement Warrant. The Public Warrants will become exercisable 30 days after the completion of a Business Combination; provided that we have an effective registration statement under the Securities Act of 1933, as amended (the “Securities Act”) covering the Class A ordinary shares issuable upon the exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their Public Warrants on a cashless basis under certain circumstances as a result of our failure to have an effective registration statement by the 60th business day after the closing of the Business Combination), and will expire five years after the completion of the Business Combination or earlier upon redemption or liquidation.

We previously entered into a Forward Purchase Agreement with Camber Base, LLC pursuant to which Camber or its affiliates could have purchased up to $20.0 million of Forward Purchase Units in connection with an initial Business Combination. The agreement was subsequently terminated in connection with the sponsor change transaction, and neither party has any further obligations under the agreement.

On March 1, 2023, we entered into a definitive business combination agreement (the “Lexasure Business Combination Agreement”) with Lexasure Financial Group Limited, a Cayman Islands exempted company limited by shares (together with its successors, “Lexasure”), among other parties (the “Lexasure Business Combination”).

On May 18, 2023 and May 22, 2023, certain unaffiliated investors (the “Non-Redeeming Investors”) entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with IPO Sponsor, pursuant to which the investors agreed (i) not to redeem an aggregate of up to 4,399,737 Class A ordinary shares in connection with the First Extension and (ii) to vote those shares in favor of the First Extension. In consideration of those commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the IPO Sponsor (or its designees) agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 ordinary shares, and the Company would issue to the Non-Redeeming Investors a like number of Class A ordinary shares.

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

On April 19, 2024, IPO Sponsor entered into a securities purchase agreement with Vikasati Partners, pursuant to which, among other things, Vikasati would purchase (i) one Class B ordinary share of the Company, (ii) 3,925,000 Class A ordinary shares of the Company and (iii) 7,605,000 private placement warrants of the Company from the IPO Sponsor, the existing directors and officers of the Company would resign, and new directors and officers designated by Vikasati Partners would be appointed. On April 25, 2024, the parties closed the transactions contemplated by the securities purchase agreement.

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

In February 2025, the Company changed its name from Capitalworks Emerging Markets Acquisition Corp to Piermont Valley Acquisition Corp.

Effective as of July 11, 2025, we, Vikasati Partners LLC and Valleypark Road, LLC entered into a purchase agreement (the “Purchase Agreement”). Pursuant to the Purchase Agreement, among other things: (a) Vikasati Partners transferred to the Purchaser an aggregate of 2,238,999 Class A Ordinary Shares, par value $0.0001 per share, of the Company and 1 Class B Ordinary Share, par value $0.0001 per share, of the Company; (b) we , the Purchaser and Vikasati Partners executed an amendment to the letter agreement originally executed in connection with the Company’s IPO; (c) Vikasati Partners gave to Purchaser the irrevocable right to vote the shares retained by it on its behalf and the IPO Sponsors agreed to take certain other actions on its behalf with respect to certain matters; and (d) the Prior Sponsors agreed to cancel an aggregate of 11,700,000 private placement warrants purchased by the IPO Sponsor at the time of the IPO.

Effective as of August 14, 2025, our Board of Directors dismissed Marcum LLP (“Marcum”) as our independent registered public accounting firm. Effective as of August 15, 2025, our Board of Directors approved the appointment of Aloba, Awomolo & Partners (“Aloba”) as our independent registered public accounting firm. Marcum’s audit reports on our financial statements for the fiscal years ended March 31, 2023 and 2022 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principle, except for a paragraph relating to substantial doubt about our ability to continue as a going concern. During the two most recent fiscal years ended March 31, 2023 and 2022 and the subsequent interim period through August 14, 2025, there were no disagreements or reportable events between us and Marcum, except that, as previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2023, we identified a material weakness in internal control over financial reporting related to the accounting for complex financial instruments and the restatement of previously issued financial statements.

On August 14, 2025, Valleypark Road, LLC (“Valleypark”) agreed to loan to us up to an aggregate of $1,000,000 for working capital purposes pursuant to a non-interest bearing promissory note (the “Note”) payable upon the consummation of a business combination. Upon consummation of a business combination, Valleypark will have the option, but not the obligation, to convert the principal balance of the Note, in whole or in part, into warrants, with each warrant entitling the holder to purchase one Class A ordinary share at a conversion price of $1.50 per warrant, which warrants will be identical to the private placement warrants sold concurrently with our initial public offering. If we do not consummate a business combination, the Note will not be repaid and all amounts owed under the Note will be forgiven, except to the extent we have funds available outside the Trust Account.

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

The Merger Agreement also provides for contingent post-closing earn-out consideration. Zikang Wu, the founder and Chief Executive Officer of Tigerless and the expected Chief Executive Officer and a director of Pubco, is currently expected to be the only pre-closing Tigerless stockholder eligible to receive earn-out consideration. If all applicable earn-out conditions are satisfied, Mr. Wu may receive up to 10,000,000 shares of Pubco Class A common stock.

The consummation of the Transactions is subject to customary closing conditions, including, among others, the approval of the Company’s shareholders, the approval of Tigerless’s stockholders, the effectiveness of the registration statement on Form S-4 submitted by Pubco to the Securities and Exchange Commission (the “SEC”), and the absence of any order or law prohibiting the Transactions. The parties intend to cause Pubco to apply to list its Class A common stock on The Nasdaq Stock Market (or another national securities exchange) in connection with the Closing, although there can be no assurance that such listing will be obtained.

In connection with the Transactions, the Company and Tigerless have agreed to use their reasonable best efforts to identify and obtain commitments from investors for a private investment in public equity financing (the “PIPE Financing”) in an aggregate amount of at least $5,000,000, to be consummated concurrently with or immediately prior to the Closing. The terms of any such PIPE Financing have not yet been determined, and there are currently no binding commitments or agreements in place for the PIPE Financing.

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

Results of Operations

For the three months ended June 30, 2026, we had a net loss of $5,402, consisting of formation and operating costs of $27,238, partially offset by dividend income of $21,834 earned on cash and cash equivalents held in the Trust Account and $2 of interest income.

For the three months ended June 30, 2025, we had a net loss of $897,045, consisting of formation and operating costs of $33,940 and a non-cash loss of $884,244 from the change in fair value of the warrant liability, partially offset by interest income of $21,139.

The Public Warrant liability was $1,150,000, or $0.10 per Public Warrant, at both June 30, 2026 and March 31, 2026; accordingly, no change in fair value was recognized during the quarter. The June 30, 2026 valuation used a binomial lattice model with an underlying share-price assumption of $2.66, an assumed Business Combination date of September 30, 2026, an expected term of 5.25 years, pre- and post-Business Combination volatility assumptions of 5% and 50%, respectively, a risk-free interest rate of 4.19% and a 40% probability of completing a Business Combination. Changes in these assumptions could result in material non-cash changes in the fair value of the warrant liability.

Liquidity and Capital Resources; Going Concern

As of June 30, 2026, we had $2,875 in cash and a working capital deficit of $352,705.

On August 14, 2025, the New Sponsor agreed to loan the Company up to $1,000,000 for working capital purposes pursuant to a non-interest-bearing promissory note payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, the New Sponsor may convert the principal balance, in whole or in part, into warrants at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. If the Company does not consummate a Business Combination, the note will not be repaid and the amounts outstanding will be forgiven, except to the extent the Company has funds available outside the Trust Account. As of June 30, 2026 and March 31, 2026, $276,521 and $255,797, respectively, were outstanding under the note and related advances.

For the three months ended June 30, 2026, net cash used in operating activities was $555. The amount primarily reflected the net loss of $5,402, which included $21,836 of dividend and interest income earned on cash and cash equivalents, partially offset by a $4,847 increase in accounts payable and accrued expenses. Because the Trust Account assets are classified as cash equivalents, the income earned on those assets increased cash and cash equivalents and was not deducted in the indirect cash-flow reconciliation.

For the three months ended June 30, 2025, net cash used in operating activities was $4,469. The amount reflected the net loss of $897,045, adjusted for the $884,244 non-cash loss from the change in fair value of the warrant liability and changes in operating assets and liabilities of $8,332. Interest income of $21,139 earned on cash equivalents held in the Trust Account was included in operating cash flows and was not deducted in the indirect cash-flow reconciliation.

After giving effect to financing cash inflows, total cash and cash equivalents increased by $20,169 and $19,528 during the three months ended June 30, 2026 and 2025, respectively. Total cash and cash equivalents were $2,481,689 at June 30, 2026, including $2,478,814 held in the Trust Account, and $2,403,485 at June 30, 2025, all of which was held in the Trust Account.

For the three months ended June 30, 2026 and 2025, net cash provided by financing activities was $20,724 and $23,997, respectively. The 2026 amount represented borrowings under the New WCL Note, while the 2025 amount represented financing provided under the applicable prior related-party arrangement.

Based on the foregoing, it is possible that $2,875 cash held outside the Trust Account on June 30, 2026, might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the proposed Business Combination, we have used and may continue to use these funds to pay existing accounts payable, conduct due diligence, satisfy legal, accounting and other transaction-related costs, obtain financing, prepare required SEC filings and take other actions necessary to negotiate, structure and consummate the proposed Business Combination with Tigerless. If the Tigerless Merger Agreement is terminated, we may use available funds to evaluate and pursue an alternative Business Combination.

We can raise additional capital through Working Capital Loans from the New Sponsor or an affiliate of the New Sponsor, or certain of our officers and directors, or through loans from third parties. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of our business plan, and reducing overhead expenses. We cannot provide assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of these financial statements.

Going Concern Consideration

As of June 30, 2026, the Company had $2,875 of cash available outside the Trust Account and a working capital deficit of $352,705. The Company has incurred and expects to continue to incur significant costs in connection with its reporting obligations, financing activities and the proposed Business Combination. Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, and determined that the Company’s limited liquidity, together with the requirement to cease operations, redeem the Public Shares and liquidate if an initial Business Combination is not completed by March 3, 2027, raises substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements were available to be issued. Management’s plans include obtaining additional working capital from the New Sponsor or third parties and completing the proposed Business Combination; however, there can be no assurance that additional financing will be available or that the proposed Business Combination will be completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vendor Agreements

As of June 30, 2026, the Company had accrued professional and other vendor costs of $79,059, which are included in accrued expenses in the accompanying balance sheets.

Legal Proceedings

As of June 30, 2026, the Company was not a party to any pending legal proceedings and was not aware of any claims or loss contingencies that would have a material adverse effect on its financial position, results of operations or cash flows.

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

In February 2023, prior to signing the Lexasure Business Combination Agreement, the Company prepared to hold an extraordinary general meeting of shareholders to, among other things, seek an extension of the time it had to consummate a Business Combination (the “March 2023 Meeting”). On February 27, 2023, in connection with the March 2023 Meeting, the Company and IPO Sponsor, entered into non-redemption agreements (the “Terminated Non-Redemption Agreements”) with certain unaffiliated third parties in exchange for such third parties agreeing not to redeem up to an aggregate of 1,600,000 Class A ordinary shares of the Company sold in its Initial Public Offering (“Non-Redeemed Shares”). In exchange for the foregoing commitments not to redeem such Non-Redeemed Shares, CEMAC Sponsor LP, as consideration for entering into the Terminated Non-Redemption Agreements, transferred to such third parties an aggregate of 28,000 Class B ordinary shares, which will be retained by such parties under all circumstances.

Upon the execution of the Lexasure Business Combination Agreement, the Company received the automatic three-month extension of the time to consummate the Business Combination until June 3, 2023. Consequently, the March 2023 Meeting was postponed indefinitely and the Terminated Non-Redemption Agreements automatically terminated per the terms of such agreements.

On May 18, 2023 and May 22, 2023, certain unaffiliated investors (the “Non-Redeeming Investors”) entered into non-redemption agreements (the “2023 Non-Redemption Agreements”) with CEMAC Sponsor LP (the “IPO Sponsor”), pursuant to which the investors agreed (i) not to redeem an aggregate of up to 4,399,737 Class A ordinary shares in connection with the First Extension and (ii) to vote those shares in favor of the First Extension. In consideration of those commitments, immediately prior to, and substantially concurrently with, the closing of an initial Business Combination, the IPO Sponsor (or its designees) agreed to surrender and forfeit to the Company, for no consideration, an aggregate of 1,099,935 ordinary shares, and the Company would issue to the Non-Redeeming Investors a like number of Class A ordinary shares.

The forfeiture and issuance provisions of the 2023 Non-Redemption Agreements, under which the IPO Sponsor would have surrendered and the Company would have issued 1,099,935 shares, were not triggered because the Company did not consummate an initial Business Combination by the then-applicable deadline. No shares were surrendered, forfeited or newly issued under those provisions.

Separate from the untriggered forfeiture and issuance provisions described above, 740,077 existing Founder Shares remain subject to transfer obligations at the closing of an initial Business Combination: (i) 443,577 shares to legacy non-redemption investors pursuant to Section 7.5 of the July 2025 Purchase Agreement; (ii) 62,500 shares held by CEMAC Sponsor LP and 60,000 shares held by Vikasati Partners LLC to Meteora Strategic Capital, LLC; (iii) 80,000 shares held by Vikasati Partners LLC to Funicular Funds, LP pursuant to the February 27, 2025 arrangement; (iv) 90,000 shares held by the New Sponsor pursuant to the February 24, 2026 arrangement; and (v) 4,000 shares subject to a conditional assignment by CEMAC Sponsor LP to the Fir Tree funds. These are transfers of outstanding Founder Shares and do not increase the number of shares outstanding.

Critical Accounting Estimates and Policies

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is based on the financial statements and related notes contained in this Report, which have been prepared in accordance with U.S. GAAP. Preparation of the financial statements requires management to make estimates and judgments that affect reported amounts and disclosures. Management evaluates its estimates and judgments on an ongoing basis, including those relating to warrant liabilities, redeemable shares and accrued expenses. Actual results could differ from those estimates. The following are the Company’s critical accounting policies and estimates.

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares sold in the Initial Public Offering contain redemption provisions that are not solely within the Company’s control. In accordance with ASC 480-10-S99, those shares are classified outside permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying amount of the redeemable shares to equal the redemption value at each reporting date. The remeasurement for the three months ended June 30, 2026 was $21,834 and was recorded as a charge to accumulated deficit.

Net Loss Per Ordinary Share

The Company applies the two-class method under ASC 260 to allocate net income or loss between Class A ordinary shares subject to possible redemption, Class A ordinary shares not subject to possible redemption and Class B ordinary shares. Remeasurement of the redeemable Class A ordinary shares is excluded from net loss per share. The Public Warrants are excluded from diluted net loss per share because their inclusion would be anti-dilutive or is contingent upon future events.

Warrants

The Company accounts for the Public Warrants as liabilities under ASC 815. The warrant liability is remeasured at fair value at each reporting date until the warrants are exercised or expire, and changes in fair value are recognized in the statements of operations. Following the suspension and delisting of the Company’s securities from Nasdaq, quoted prices for the Public Warrants were no longer available in an active market. Accordingly, the Public Warrants are valued using a binomial lattice model and are classified within Level 3 of the fair value hierarchy.

The June 30, 2026 valuation used significant unobservable inputs, including an underlying share-price assumption of $2.66, an assumed Business Combination date of September 30, 2026, an expected term of 5.25 years, pre- and post-Business Combination volatility assumptions of 5% and 50%, respectively, a risk-free interest rate of 4.19%, a 40% probability of completing a Business Combination and a zero dividend yield.

The valuation requires significant judgment, particularly in estimating the probability and timing of a Business Combination and expected post-Business Combination volatility. Changes in these assumptions may result in material changes in the fair value of the warrant liability and corresponding non-cash gains or losses. The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 and no Private Placement Warrants remained outstanding at June 30, 2026.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the previously identified material weakness in internal control over financial reporting described below, which had not been fully remediated as of June 30, 2026.

Previously Identified Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed, in connection with the restatement of previously issued financial statements, management identified a material weakness relating to the accounting for complex financial instruments, including evaluation of the appropriate accounting treatment for complex and non-routine financial instruments under U.S. GAAP. The material weakness arose because the Company did not maintain controls designed and operating with sufficient precision to evaluate, analyze and conclude on the appropriate accounting treatment for those instruments.

Remediation Status

The restatement of the Company’s previously issued financial statements to correct the underlying accounting error has been completed, and the corrected accounting treatment has been reflected in subsequent filings, as applicable. Completion of the restatement, however, did not by itself remediate the underlying material weakness. The material weakness will not be considered remediated until the applicable controls are designed, implemented and operating for a sufficient period and management has concluded, through testing, that the controls are operating effectively.

Management has taken the following steps in furtherance of remediation: (i) engaged third-party accounting and SEC reporting advisors with technical expertise in accounting for complex financial instruments to assist in the evaluation and documentation of non-routine and complex transactions; (ii) enhanced review procedures over the application of U.S. GAAP to non-routine and complex transactions, including increased involvement of management and external advisors; and (iii) increased the level of formal documentation supporting management’s accounting conclusions on complex and non-routine matters.

As a special-purpose acquisition company with limited operations and personnel, our ability to design and implement expanded controls and conclude on their operating effectiveness is inherently constrained. Management intends to continue using external technical accounting resources and enhanced review controls. If the proposed Business Combination is consummated, the combined company expects to evaluate and, where appropriate, enhance its internal control framework through additional personnel, processes and infrastructure.

There can be no assurance that the steps taken or planned will be sufficient to remediate the material weakness or that additional material weaknesses will not be identified in the future.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended June 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

PIERMONT VALLEY ACQUISITION CORP.

Dated: August 14, 2026	By.	/s/ Wei Qian
Wei Qian
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

