Form 10-Q
period 2026-09-30
Piermont Valley Acquisition Corp
filed 2026-11-13
CIK 1865248

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 13, 2026, there were 5,954,450 ordinary shares issued and outstanding, consisting of 5,954,449 Class A ordinary shares, par value $0.0001 per share, and one Class B ordinary share, par value $0.0001 per share.

Part I – Financial Information

Item 1 – Financial Statements

PIERMONT VALLEY ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2026	March 31, 2026
ASSETS:
Current assets:
Cash	$2,877	$4,540
Prepaid expenses	-	-
Total current assets	2,877	4,540
Cash and cash equivalents held in trust	2,500,974	2,456,980
Total Assets	$2,503,851	$2,461,520

LIABILITIES, REDEEMABLE SHARES AND SHAREHOLDERS’ DEFICIT
Accrued expenses	$98,020	$74,212
Note payable – related party	278,021	255,797
Total current liabilities	376,041	330,009
Warrant liability - private warrants	-	-
Warrant liability - public warrants	1,265,000	1,150,000
Total liabilities	1,641,041	1,480,009

Commitments and contingencies
Class A ordinary shares subject to possible redemption; 204,450 shares at redemption value as of September 30, 2026 and March 31, 2026	2,500,974	2,456,980

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock, $0.0001 par value, 500,000,000 shares authorized, 5,749,999 shares issued and outstanding	575	575
Class B ordinary shares, $0.0001 par value, 50,000,000 shares authorized, 1 share issued and outstanding	-	-
Accumulated deficit	(1,638,739)	(1,476,044)
Total Shareholders’ Deficit	(1,638,164)	(1,475,469)
Total Liabilities, Redeemable Shares and Shareholders’ Deficit	$2,503,851	$2,461,520

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Six Months Ended September 30,
	2026	2025	2026	2025
EXPENSES
Formation and operating costs	$20,461	$82,592	$47,699	$116,532
TOTAL EXPENSES	20,461	82,592	47,699	116,532

OTHER INCOME/(EXPENSES)
Interest income	5	12,871	7	34,010
Change in fair value of warrant liability	(115,000)	(117,000)	(115,000)	(1,001,244)
Forgiveness of debt	-	76,984	-	76,984
Extinguishment of debt	-	-	-	-
Bank interest income	-	2	-	2
Dividend income	22,157	1,632	43,991	1,632
TOTAL OTHER INCOME/(EXPENSES)	(92,838)	(25,511)	(71,002)	(888,616)
Net loss	$(113,299)	$(108,103)	$(118,701)	$(1,005,148)

Weighted average shares outstanding, basic and diluted	204,450	204,986	204,450	204,986
Basic and diluted net loss per class A redeemable ordinary share	$(0.0190)	$(0.0182)	$(0.0199)	$(0.1688)

Weighted average shares outstanding, basic and diluted	5,749,999	5,749,999	5,749,999	5,749,999
Basic and diluted net loss per class A non-redeemable ordinary share	$(0.0190)	$(0.0182)	$(0.0199)	$(0.1688)

Weighted average shares outstanding, basic and diluted	1	1	1	1
Basic and diluted net loss per class B ordinary share	$(0.02)	$(0.02)	$(0.02)	$(0.17)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2026

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2026	1	$-	5,749,999	$575	$(1,476,044)	$(1,475,469)
Current period Accretion	-	-	-	-	(21,834)	(21,834)
Net loss	-	-	-	-	(5,402)	(5,402)
Balance – June 30, 2026	1	$-	5,749,999	$575	$(1,503,280)	$(1,502,705)
Current period Accretion	-	-	-	-	(22,160)	(22,160)
Net loss	-	-	-	-	(113,299)	(113,299)
Balance – September 30, 2026	1	$-	5,749,999	$575	$(1,638,739)	$(1,638,164)

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD ENDED SEPTEMBER 30, 2025

	Class B Ordinary Shares		Class A Ordinary Shares		Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Deficit	Deficit
Balance – March 31, 2025	1	$-	5,749,999	$575	$(2,037,440)	$(2,036,865)
Current period Accretion	-	-	-	-	(21,139)	(21,139)
Net loss	-	-	-	-	(897,045)	(897,045)
Balance – June 30, 2025	1	$-	5,749,999	$575	$(2,955,624)	$(2,955,049)
Current period Accretion	-	-	-	-	(14,502)	(14,502)
Forgiveness of due to related party balance	-	-	-	-	400,069	400,069
Cancellation of Private Warrants	-	-	-	-	460,000	460,000
Waiver of Notes Payable	-	-	-	-	1,471,195	1,471,195
Net loss	-	-	-	-	(108,103)	(108,103)
Balance – September 30, 2025	1	$-	5,749,999	$575	$(746,965)	$(746,390)

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended September 30,
	2026	2025
Cash Flows From Operating Activities:
Net loss	$(118,701)	$(1,005,148)
Adjustments to reconcile net loss to net cash provided by operating activities
Loss (gain) on change in fair value of derivative liabilities	115,000	1,001,244
Sponsor waived liabilities	-	400,069
Operating expenses paid by sponsor on behalf of the Company	22,224	-
Changes in operating assets and liabilities:
Prepaid expenses	-	1,866
Accounts payable and accrued expenses	23,808	(372,369)
Net Cash Provided By (Used In) Operating Activities	42,331	25,662

Cash Flows From Investing Activities:
Purchase of property and equipment	-	-
Net Cash Used In Investing Activities	-	-

Cash Flows From Financing Activities:
Proceeds from related-party note payable	-	22,871
Net Cash Provided By Financing Activities	-	22,871

Net change in cash and cash equivalents	42,331	48,533
Cash and cash equivalents - Beginning of period	2,461,520	2,383,957
Cash and cash equivalents - Ending of period	$2,503,851	$2,432,490

Cash and cash equivalents at end of period consist of:
Cash (outside Trust Account)	$2,877	$14,502
Cash and cash equivalents held in Trust Account	$2,500,974	$2,417,988

Supplemental Schedule of Non-Cash Financing Activities:
Remeasurement adjustment	$43,994	$35,641
Operating expenses paid by sponsor	$22,224	$-

The accompanying notes are an integral part of the financial statements.

PIERMONT VALLEY ACQUISITION CORP

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS SEPTEMBER 30, 2026

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

As of September 30, 2026, the Company had not commenced substantive operations. All activity from April 20, 2021 (inception) through September 30, 2026 related to the Company’s formation, its Initial Public Offering, the identification and evaluation of prospective business-combination targets, and activities related to the proposed Business Combination with Tigerless. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company generates non-operating income in the form of dividend and interest income earned on amounts held in the Trust Account and interest income earned on cash held outside the Trust Account.

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

As of December 3, 2021, transaction costs amounted to $13,428,526 consisting of $4,600,000 of underwriting fees, $8,050,000 of deferred underwriting fees payable (which are held in a trust account with Continental Stock Transfer & Trust Company (“Continental”) acting as trustee (the “Trust Account”) and $778,526 of other offering costs related to the Initial Public Offering. Cash of $2,877 was held outside of the Trust Account on September 30, 2026 and available for working capital purposes.

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

The following table presents a roll-forward of the amounts held in the Trust Account from the initial funding of the Trust Account through September 30, 2026:

Amount
Balance at inception	$—
Initial funding of Trust Account in connection with the Initial Public Offering and full exercise of the over-allotment option	234,600,000
Interest and investment income earned	16,409
Balance at March 31, 2022	$234,616,409
Interest and investment income earned	5,825,601
Balance at March 31, 2023	$240,442,010
Redemptions in connection with May 2023 extension vote	(197,192,734)
Extension contributions deposited into Trust Account	450,000
Interest and investment income earned	3,400,608
Redemptions in connection with February 2024 extension vote	(33,616,850)
Balance at March 31, 2024	$13,483,034
Redemptions in connection with February 2025 extension vote	(11,642,099)
Interest and investment income earned	541,411
Balance at March 31, 2025	$2,382,346
Redemptions in connection with March 2026 extension vote	(6,442)
Investment income earned	81,077
Balance at March 31, 2026	$2,456,980
Investment income earned	21,834
Balance at June 30, 2026	$2,478,814
Investment income earned	22,160
Balance at September 30, 2026	2,500,974

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

Effective February 24, 2026, the Company and Valleypark Road, LLC (the “New Sponsor”) entered into a non-redemption agreement with an unaffiliated third-party shareholder, pursuant to which the shareholder agreed not to redeem 200,000 Class A ordinary shares in connection with the Fourth Extension Meeting. In consideration of the commitment, the New Sponsor agreed to transfer 90,000 Founder Shares to the shareholder immediately prior to the closing of the initial Business Combination, provided the shareholder did not redeem those shares in connection with the extension meeting.

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

On September 30, 2026, in connection with the proposed Business Combination with Tigerless Health, Inc. (“Tigerless”), Tigerless AI Holdings Inc. (“Pubco”) entered into a Securities Purchase Agreement (the “PIPE Securities Purchase Agreement”) with Capstan Point, LLC (the “Investor”), pursuant to which Pubco agreed to issue and sell an aggregate of 5,000 shares of Series A Convertible Preferred Stock for a total purchase price of $5,000,000 (the “PIPE Financing”). The PIPE Financing is structured in two tranches, consisting of an initial purchase of 3,500 preferred shares for $3,500,000 and a subsequent purchase of 1,500 preferred shares for $1,500,000, subject to the terms and conditions of the agreement. The PIPE Financing is expected to be consummated following the closing of the proposed Business Combination. In connection with the PIPE Financing, certain existing stockholders have also agreed to transfer an aggregate of 2,000,000 shares of Pubco Class A common stock to the Investor as a closing fee. As of September 30, 2026, the proposed Business Combination had not been consummated, and no proceeds had been received or preferred shares issued under the PIPE Securities Purchase Agreement. There can be no assurance that the proposed Business Combination or PIPE Financing will be completed.

Going Concern Consideration

As of September 30, 2026, the Company had $2,877 of cash available outside the Trust Account and a working capital deficit of $373,164. The Company has incurred and expects to continue to incur significant costs in connection with its reporting obligations, financing activities and the proposed Business Combination. Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, and determined that the Company’s limited liquidity, together with the requirement to cease operations, redeem the Public Shares and liquidate if an initial Business Combination is not completed by March 3, 2027, raises substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements were available to be issued. Management’s plans include obtaining additional working capital from the New Sponsor or third parties and completing the proposed Business Combination; however, there can be no assurance that additional financing will be available or that the proposed Business Combination will be completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars and have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission, including the instructions to Form 10-Q and Article 8 of Regulation S-X applicable to smaller reporting companies. Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. In management’s opinion, all adjustments, consisting only of normal recurring adjustments, considered necessary for a fair presentation have been included. These unaudited condensed financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026. The results for the three months ended September 30, 2026 are not necessarily indicative of results that may be expected for the full fiscal year or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had cash of $2,877 and $4,540 as of September 30, 2026 and March 31, 2026, respectively.

At September 30, 2026 and March 31, 2026, the assets held in the Trust Account were maintained in an interest-bearing bank deposit account and a money-market mutual fund that invests primarily in short-term U.S. Treasury securities. The Company considers these holdings to be cash equivalents because they are highly liquid and readily convertible to known amounts of cash. The money-market mutual fund is carried at fair value, which approximates its net asset value, and the bank deposit is carried at cost, which approximates fair value. Dividend income earned on the money-market mutual fund and interest income earned on the bank deposit are recognized in the statements of operations as earned.

As of September 30, 2026 and March 31, 2026, cash and cash equivalents held in the Trust Account were $2,500,974 and $2,456,980, respectively.

The following table reconciles cash and cash equivalents presented in the balance sheets to the total cash and cash equivalents shown in the statements of cash flows:

Period	Cash outside the Trust Account	Cash and cash equivalents held in the Trust Account	Total cash and cash equivalents
September 30, 2026	$2,877	$2,500,974	$2,503,851
March 31, 2026	$4,540	$2,456,980	$2,461,520
September 30, 2025	$14,502	$2,417,988	$2,432,490
March 31, 2025	$1,611	$2,382,346	$2,383,957

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

Class A Ordinary Shares subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance enumerated in ASC 480. Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered by the Company to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2026, and March 31, 2026, 204,450 Class A ordinary shares subject to possible redemption in the amount of $2,500,974 and $2,456,980 respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the accompanying balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A ordinary shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized a measurement adjustment from initial book value to redemption amount value. As of September 30, 2026, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $43,994. As of March 31, 2026, the change in the carrying value of redeemable Class A ordinary shares resulted in charges against deficit of approximately $81,077.

At September 30, 2026 and March 31, 2026, the Class A ordinary shares reflected in the accompanying balance sheets is reconciled in the following table:

	Shares	Amount
Gross proceeds	23,000,000	$230,000,000
Less:
Transaction costs allocated to Class A ordinary shares		(12,628,021)
Proceeds allocated to Forward Purchase Agreement		(195,732)
Proceeds allocated to Public Warrants		(13,006,500)
		(25,830,253)
Plus:
Remeasurement of carrying value to redemption value		30,446,662
Class A ordinary shares subject to possible redemption – March 31, 2022	23,000,000	234,616,409
Plus:
Current period remeasurement of carrying value to redemption value		5,825,601
Class A ordinary shares subject to possible redemption – March 31, 2023	23,000,000	$240,442,010
Less:
Redemption of Class A ordinary shares	(21,788,269)	(230,809,584)
Plus:
Current period remeasurement of carrying value to redemption value		3,850,608
Class A ordinary shares subject to possible redemption – March 31, 2024	1,211,731	13,483,034
Less:
Redemption of Class A ordinary shares	(1,006,745)	(11,642,099)
Plus:
Current period remeasurement of carrying value to redemption value		541,411
Class A ordinary shares subject to possible redemption – March 31, 2025	204,986	2,382,346
Less:	-
Redemption of Class A ordinary shares	(536)	(6,442)
Plus:
Current period remeasurement of carrying value to redemption value		81,077
Class A ordinary shares subject to possible redemption – March 31, 2026	204,450	2,456,980
Plus:	-
Current period remeasurement of carrying value to redemption value		21,834
Class A ordinary shares subject to possible redemption – June 30, 2026	204,450	2,478,814
Current period remeasurement of carrying value to redemption value	-	22,160
Class A ordinary shares subject to possible redemption – September 30, 2026	204,450	2,500,974

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

The following table reflects the calculation of basic and diluted net loss per ordinary share (in dollars, except per share amounts):

	Three Months Ended September 30, 2026
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income (loss)	(3,890)	(109,409)	(0.02)
Basic and diluted weighted average shares outstanding	204,450	5,749,999	1
Basic and diluted net income (loss) per share	(0.0190)	(0.0190)	(0.02)

	Three Months Ended September 30, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income (loss)	(3,721)	(104,382)	(0.02)
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net income (loss) per share	(0.0182)	(0.0182)	(0.02)

	Six Months Ended September 30, 2026
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income (loss)	(4,076)	(114,625)	(0.02)
Basic and diluted weighted average shares outstanding	204,450	5,749,999	1
Basic and diluted net income (loss) per share	(0.0199)	(0.0199)	(0.02)

	Six Months Ended September 30, 2025
	Class A subject to possible redemption	Class A Perm	Class B
Allocation of net income (loss)	(34,600)	(970,548)	(0.17)
Basic and diluted weighted average shares outstanding	204,986	5,749,999	1
Basic and diluted net income (loss) per share	(0.1688)	(0.1688)	(0.17)

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2026 and March 31, 2026. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The Company’s derivative instruments are recorded at fair value as of the closing date of the Initial Public Offering (December 3, 2021) and re-valued at each reporting date, with changes in the fair value reported in the statements of operations. Derivative assets and liabilities are classified on the accompanying balance sheets as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date. The Company determined that the Public Warrants, the Private Placement Warrants and the Forward Purchase Agreement were each a derivative instrument. Accordingly, these instruments were measured at fair value at issuance and at each reporting date while outstanding in accordance with ASC Topic 820, “Fair Value Measurement,” with changes in fair value recognized in the statement of operations in the period of change. Following the cancellation of the Private Placement Warrants and termination of the Forward Purchase Agreement, only the Public Warrants remain outstanding and subject to recurring fair value measurement as of September 30, 2026.

Warrant Instruments

The Company accounts for the Public Warrants issued in connection with the Initial Public Offering in accordance with the guidance contained in ASC 815, wherebythe Public Warrants do not meet the criteria for equity treatment and must be recorded asderivative liabilities. Accordingly, the Company classifies thePublic Warrants asderivative liabilities at fair value andadjusts theliability to fair value at each reporting period. This liability will be re-measured at each balance sheet date until the Public Warrantsare exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations.

The fair valueof the Public Warrants was calculated at issuance using a Monte Carlo simulation model. Following the suspension and delisting of the Company’s securities from Nasdaq and the absence of an active market for the Public Warrants, the Company estimates the fair value of the Public Warrants using a binomial lattice model. The valuation models utilize inputs and other assumptions and may not be reflective of the price at whichthe Public Warrants can be settled. Such warrant classification is also subject to re-evaluation at each reporting period.

The Private Placement Warrants were accounted for as derivative liabilities while outstanding. On July 11, 2025, all 11,700,000 Private Placement Warrants were cancelled in connection with the sponsor transition and were no longer outstanding as of September 30, 2026 or March 31, 2026. Upon issuance of the Private Placement Warrants, the Company recorded a charge of $1,532,700 for the excess fair value of the Private Placement Warrant liabilities over the proceeds received.

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

Note Payable — Related Party

On August 14, 2025, Valleypark Road, LLC, the Company’s sponsor and a related party, agreed to loan the Company up to an aggregate principal amount of $1,000,000 for working capital purposes pursuant to a non-interest-bearing promissory note (the “New WCL Note”). The New WCL Note is payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, Valleypark Road, LLC has the option, but not the obligation, to convert the principal balance of the New WCL Note, in whole or in part, into warrants at a conversion price of $1.50 per warrant. Such warrants would have terms substantially identical to the Private Placement Warrants originally issued in connection with the Initial Public Offering. If the Company does not consummate a Business Combination, the New WCL Note will not be repaid and all amounts outstanding thereunder will be forgiven, except to the extent the Company has funds available outside the Trust Account.

During the periods presented, Valleypark Road, LLC paid certain operating, formation and transaction costs on behalf of the Company. The Company and Valleypark Road, LLC agreed that such amounts constituted drawdowns under the New WCL Note and were subject to the repayment, conversion and forgiveness provisions of the New WCL Note. As of September 30, 2026 and March 31, 2026, the aggregate principal amounts outstanding under the New WCL Note were $278,021 and $255,797, respectively.

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

On February 1, 2023, the Company entered into a loan agreement with CEMAC Sponsor LP under which CEMAC Sponsor LP agreed to provide up to $1,500,000 of working capital financing. An aggregate of $1,471,195 was outstanding under that arrangement as of March 31, 2025. In connection with the sponsor transition completed on July 11, 2025, the outstanding balance was waived and recorded as a capital contribution during the fiscal year ended March 31, 2026. No amount remained outstanding under that arrangement as of September 30, 2026.

On August 14, 2025, the Company issued the New WCL Note to Valleypark Road, LLC. See “Note Payable — Related Party” above for the terms and outstanding balance of the New WCL Note.

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

Vendor Agreements

As of September 30, 2026, the Company had accrued professional and other vendor costs of $98,020, which are included in accrued expenses in the accompanying balance sheets.

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

Legal Proceedings

As of September 30, 2026, the Company was not a party to any pending legal proceedings and was not aware of any claims or loss contingencies that would have a material adverse effect on its financial position, results of operations or cash flows. The Company evaluates claims and loss contingencies, if any, in accordance with ASC 450, Contingencies.

NOTE 7 — SHAREHOLDERS’ DEFICIT

Preferred Shares

The Company is authorized to issue 5,000,000 preferred shares with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Board. As of September 30, 2026 and March 31, 2026, there were no preferred shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share (the “Class A ordinary shares”). Holders of Class A ordinary shares are entitled to one vote for each share. As of September 30, 2026 and March 31, 2026, there were 5,749,999 Class A ordinary shares issued or outstanding, excluding 204,450 Class A ordinary shares subject to redemption as of September 30, 2026 and March 31, 2026 respectively.

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

Class B Ordinary Shares

The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share (the “Class B ordinary shares”, together with the Class A ordinary shares, the “ordinary shares”). Holders of Class B ordinary shares are entitled to one vote for each share. As of September 30, 2026 and March 31, 2026, there was one Class B ordinary share issued and outstanding.

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

NOTE 9 — FAIR VALUE MEASUREMENTS

The following table presents information about the Company’s assets and liabilities that are measured at fair value as of September 30, 2026 and March 31, 2026, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2026	March 31, 2026
Assets:
Money-market mutual fund held in Trust Account	1	$2,495,335	$2,451,347
Liabilities:
Warrant liability – Public Warrants	3	1,265,000	$1,150,000

As of September 30, 2026 and March 31, 2026, the Trust Account consisted primarily of investments in a money-market mutual fund that invests in U.S. Treasury securities, together with an interest-bearing bank deposit. The money-market mutual fund invests primarily in short-term U.S. Treasury securities and qualifies as a cash equivalent because it is highly liquid and readily convertible to known amounts of cash. The money-market mutual fund was measured at fair value using quoted market prices and classified within Level 1 of the fair value hierarchy. The interest-bearing bank deposit was carried at cost, which approximated fair value due to its short-term nature, and was not included in the fair value hierarchy.

As of September 30, 2026, the Trust Account also included an interest-bearing bank deposit of $5,639, which was carried at cost and excluded from the fair value hierarchy. Its carrying amount approximated fair value because of its short-term nature. As of March 31, 2026, the Trust Account included an interest-bearing bank deposit of $5,633, which was similarly carried at cost and excluded from the fair value hierarchy.

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

Following the suspension and delisting of the Company’s securities from Nasdaq, the Public Warrants are valued using a binomial lattice model for periods in which no observable traded price is available. The valuation model incorporates significant unobservable inputs, including the underlying share-price assumption, expected volatility, expected term, risk-free interest rate, expected dividend yield and assumptions regarding the probability and timing of a Business Combination. Accordingly, the fair value measurement of the Public Warrants was classified within Level 3 of the fair value hierarchy as of September 30, 2026.

The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 in connection with the transition to a new sponsor. As a result, no Private Placement Warrants remained outstanding as of September 30, 2026 or March 31, 2026. Prior to cancellation, the Private Placement Warrants were valued using model-based valuation techniques and were classified within Level 3 of the fair value hierarchy.

The following table presents the changes in the Level 3 Public Warrant liability for the six months ended September 30, 2026:

Public Warrants
Fair value as of March 31, 2026	$1,150,000
Change in fair value of warrant liabilities	115,000
Fair value as of September 30, 2026	$1,265,000

As of September 30, 2026, the Company had 11,500,000 Public Warrants outstanding. The concluded fair value was $0.11 per Public Warrant, resulting in an aggregate Public Warrant liability of $1,265,000. The concluded fair value was $0.11 per Public Warrant as of September 30, 2026, and$0.10 per Public Warrant as of March 31, 2026; therefore, change in fair value of 115,000 was recognized during the six months ended September 30, 2026.

The following table summarizes the significant assumptions used in the binomial lattice model as of September 30, 2026:

Significant input	September 30, 2026
Underlying share-price assumption	$2.61
Assumed Business Combination date	December 31, 2026
Exercise price	$11.50
Expected term	5.25 years
Pre-Business Combination volatility	5.00%
Post-Business Combination volatility	55.00%
Risk-free interest rate	5.09%
Probability of completing a Business Combination	40.00%
Expected dividend yield	0.00%

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

	For the Three Months Ended		As of
Metric	September 30, 2026	September 30, 2025	September 30, 2026	March 31, 2026
Formation and operating costs	$20,461	$82,592	—	—
Cash	—	—	$2,877	$4,540
Cash and cash equivalents held in the Trust Account	—	—	$2,500,974	$2,456,980
Working capital deficit	—	—	$(373,164)	$(325,469)

These measures are used to monitor liquidity, manage expenditures and forecast cash requirements to ensure sufficient capital is available to fund ongoing operations and pursue the proposed Business Combination. The CODM does not evaluate performance using a separate segment profit or loss measure.

NOTE 11 — SUBSEQUENT EVENTS

The Company evaluated subsequent events through November 13, 2026, the date these unaudited condensed financial statements were available to be issued. The Transactions were not consummated by September 30, 2026. Because the registration statement on Form S-4 had not been declared effective by the SEC on or prior to September 30, 2026, the termination (outside) date under the Merger Agreement was automatically extended to December 31, 2026. As of November 13, 2026, the proposed Business Combination had not been consummated. Other than the foregoing, the Company determined that no subsequent events required adjustment to, or disclosure in, the accompanying financial statements.

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

On September 30, 2026, in connection with the proposed Business Combination with Tigerless Health, Inc. (“Tigerless”), Tigerless AI Holdings Inc. (“Pubco”) entered into a Securities Purchase Agreement (the “PIPE Securities Purchase Agreement”) with Capstan Point, LLC (the “Investor”), pursuant to which Pubco agreed to issue and sell an aggregate of 5,000 shares of Series A Convertible Preferred Stock for a total purchase price of $5,000,000 (the “PIPE Financing”). The PIPE Financing is structured in two tranches, consisting of an initial purchase of 3,500 preferred shares for $3,500,000 and a subsequent purchase of 1,500 preferred shares for $1,500,000, subject to the terms and conditions of the agreement. The PIPE Financing is expected to be consummated following the closing of the proposed Business Combination. In connection with the PIPE Financing, certain existing stockholders have also agreed to transfer an aggregate of 2,000,000 shares of Pubco Class A common stock to the Investor as a closing fee. As of September 30, 2026, the proposed Business Combination had not been consummated, and no proceeds had been received or preferred shares issued under the PIPE Securities Purchase Agreement. There can be no assurance that the proposed Business Combination or PIPE Financing will be completed.

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

Results of Operations

For the three months ended September 30, 2026, we had a net loss of $113,299, consisting of formation and operating costs of $20,461 and a non-cash loss of $115,000 from the change in fair value of the warrant liability, partially offset by dividend income of $22,157 earned on cash and cash equivalents held in the Trust Account and $5 of interest income.

For the three months ended September 30, 2025, we had a net loss of $108,103, consisting of formation and operating costs of $82,592 and a non-cash loss of $117,000 from the change in fair value of the warrant liability, partially offset by a gain on forgiveness of debt of $76,984, interest income of $12,871, dividend income of $1,632 earned on cash and cash equivalents held in the Trust Account and $2 of bank interest income.

For the six months ended September 30, 2026, we had a net loss of $118,701, consisting of formation and operating costs of $47,699 and a non-cash loss of $115,000 from the change in fair value of the warrant liability, partially offset by dividend income of $43,991 earned on cash and cash equivalents held in the Trust Account and $7 of interest income.

For the six months ended September 30, 2025, we had a net loss of $1,005,148, consisting of formation and operating costs of $116,532 and a non-cash loss of $1,001,244 from the change in fair value of the warrant liability, partially offset by a gain on forgiveness of debt of $76,984, interest income of $34,010, dividend income of $1,632 earned on cash and cash equivalents held in the Trust Account and $2 of bank interest income.

The Public Warrant liability was $1,265,000, or $0.11 per Public Warrant, at September 30, 2026 and $1,150,000, or $0.10 per Public Warrant, at March 31, 2026; accordingly, a non-cash loss of $115,000 from the change in fair value was recognized during the three and six months ended September 30, 2026. The September 30, 2026 valuation used a binomial lattice model with an underlying share-price assumption of $2.61, an assumed Business Combination date of December 31, 2026, an expected term of 5.25 years, pre- and post-Business Combination volatility assumptions of 5% and 55%, respectively, a risk-free interest rate of 5.09% and a 40% probability of completing a Business Combination. Changes in these assumptions could result in material non-cash changes in the fair value of the warrant liability.

Liquidity and Capital Resources; Going Concern

As of September 30, 2026, we had $2,877 in cash and a working capital deficit of $373,164.

On August 14, 2025, the New Sponsor agreed to loan the Company up to $1,000,000 for working capital purposes pursuant to a non-interest-bearing promissory note payable upon the consummation of a Business Combination. Upon consummation of a Business Combination, the New Sponsor may convert the principal balance, in whole or in part, into warrants at a conversion price of $1.50 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share. If the Company does not consummate a Business Combination, the note will not be repaid and the amounts outstanding will be forgiven, except to the extent the Company has funds available outside the Trust Account. As of September 30, 2026 and March 31, 2026, $278,021 and $255,797, respectively, were outstanding under the note and related advances.

For the six months ended September 30, 2026, net cash provided by operating activities was $42,331. The amount primarily reflected the net loss of $118,701, adjusted for the $115,000 non-cash loss from the change in fair value of the warrant liability, $22,224 of operating expenses paid by the sponsor on behalf of the Company and a $23,808 increase in accounts payable and accrued expenses. Because the Trust Account assets are classified as cash equivalents, the income earned on those assets increased cash and cash equivalents and was not deducted in the indirect cash-flow reconciliation.

For the six months ended September 30, 2025, net cash provided by operating activities was $25,662. The amount reflected the net loss of $1,005,148, adjusted for the $1,001,244 non-cash loss from the change in fair value of the warrant liability, $400,069 of liabilities waived by the sponsor and changes in operating assets and liabilities of $(370,503). Interest income of $34,010 and dividend income of $1,632 earned on cash equivalents held in the Trust Account were included in operating cash flows and was not deducted in the indirect cash-flow reconciliation.

Total cash and cash equivalents, including amounts held in the Trust Account, increased by $42,331 and $48,533 during the six months ended September 30, 2026 and 2025, respectively. Total cash and cash equivalents were $2,503,851 at September 30, 2026, including $2,500,974 held in the Trust Account, and $2,432,490 at September 30, 2025, including $2,417,988 held in the Trust Account.

For the six months ended September 30, 2026 and 2025, net cash provided by financing activities was $0 and $22,871, respectively. There were no financing cash inflows during the 2026 period, while the 2025 amount represented financing provided under the applicable prior related-party arrangement.

Based on the foregoing, it is possible that $2,877 cash held outside the Trust Account on September 30, 2026, might not be sufficient to allow us to operate for at least 12 months from the date of this Report, assuming that an Initial Business Combination is not consummated during that time. Until consummation of the proposed Business Combination, we have used and may continue to use these funds to pay existing accounts payable, conduct due diligence, satisfy legal, accounting and other transaction-related costs, obtain financing, prepare required SEC filings and take other actions necessary to negotiate, structure and consummate the proposed Business Combination with Tigerless. If the Tigerless Merger Agreement is terminated, we may use available funds to evaluate and pursue an alternative Business Combination.

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

Going Concern Consideration

As of September 30, 2026, the Company had $2,877 of cash available outside the Trust Account and a working capital deficit of $373,164. The Company has incurred and expects to continue to incur significant costs in connection with its reporting obligations, financing activities and the proposed Business Combination. Management evaluated these conditions in accordance with ASC 205-40, Presentation of Financial Statements—Going Concern, and determined that the Company’s limited liquidity, together with the requirement to cease operations, redeem the Public Shares and liquidate if an initial Business Combination is not completed by March 3, 2027, raises substantial doubt about the Company’s ability to continue as a going concern for one year after the date these financial statements were available to be issued. Management’s plans include obtaining additional working capital from the New Sponsor or third parties and completing the proposed Business Combination; however, there can be no assurance that additional financing will be available or that the proposed Business Combination will be completed. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Vendor Agreements

As of September 30, 2026, the Company had accrued professional and other vendor costs of $98,020, which are included in accrued expenses in the accompanying balance sheets.

Legal Proceedings

As of September 30, 2026, the Company was not a party to any pending legal proceedings and was not aware of any claims or loss contingencies that would have a material adverse effect on its financial position, results of operations or cash flows.

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

Class A Ordinary Shares Subject to Possible Redemption

The Class A ordinary shares sold in the Initial Public Offering contain redemption provisions that are not solely within the Company’s control. In accordance with ASC 480-10-S99, those shares are classified outside permanent equity. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying amount of the redeemable shares to equal the redemption value at each reporting date. The remeasurement for the three months ended September 30, 2026 was $22,160 and was recorded as a charge to accumulated deficit.

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

The September 30, 2026 valuation used significant unobservable inputs, including an underlying share-price assumption of $2.61, an assumed Business Combination date of December 31, 2026, an expected term of 5.25 years, pre- and post-Business Combination volatility assumptions of 5% and 55%, respectively, a risk-free interest rate of 5.09%, a 40% probability of completing a Business Combination and a zero dividend yield.

The valuation requires significant judgment, particularly in estimating the probability and timing of a Business Combination and expected post-Business Combination volatility. Changes in these assumptions may result in material changes in the fair value of the warrant liability and corresponding non-cash gains or losses. The 11,700,000 Private Placement Warrants were cancelled on July 11, 2025 and no Private Placement Warrants remained outstanding at September 30, 2026.

Item 3 – Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4 – Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the previously identified material weakness in internal control over financial reporting described below, which had not been fully remediated as of September 30, 2026.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above, there were no changes in our internal control over financial reporting during the three months ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 5 – Other Information

During the quarter ended September 30, 2026, no director or officer adopted or terminated any (i) “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K intending to satisfy the affirmative defense conditions of Rule 10b5–1(c) or (ii) “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

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

PIERMONT VALLEY ACQUISITION CORP.

Dated: November 13, 2026	By:	/s/ Wei Qian
Wei Qian
Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

